Form 10-Q
period 1996-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1996-05-14
CIK 814323

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                          Exchange Act of 1934
                    -----------------------------------


For the Quarter Ended
    March 31, 1996               Commission File Number  0-16764
- - -----------------------          -------------------------------


                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 ----------------------------------------
            (Exact name of Registrant as specified in its charter)


      Delaware                                   36-3535958
- - ---------------------                 ----------------------------
   State or other                     IRS Employer Identification
   jurisdiction of                    Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312     Schaumburg, Illinois 60173
- - ---------------------------------     ---------------------------
Address of principal                     City, State, Zip Code
executive offices

Registrant's telephone number:                (847) 240-6200
                                      ---------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  x   No
                                        --        --
                              (2)  Yes  x   No
                                        --        --

                DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
                             FORM 10-Q
                             ---------
                 FOR THE QUARTER ENDED MARCH 31, 1996
                 ------------------------------------

                     PART I - FINANCIAL INFORMATION

Item 1.
- - -------

  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- - -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations


                       PART II - OTHER INFORMATION

Items 1-6.
- - ---------

                                           DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                           ----------------------------------------
                                                         BALANCE SHEETS
                                                         --------------

                                           March 31, 1996 - Unaudited
                                       ------------------------------------
                                   Liquidating            Continuing
                                     Limited                Limited
                                     Partners              Partners              Total
                                   -----------           -----------          -----------
ASSETS
- - ------
Cash and cash equivalents          $1,362,636            $2,468,463           $3,831,099
Net investment in direct
  financing leases                     82,162               207,270              289,432
Investment in foreclosed
  properties,  net                    745,854             1,204,602            1,950,456
Diverted and Other Assets, net        149,907               242,110              392,017
Restricted Cash                        43,130                69,657              112,787
                                   ----------            ----------           ----------
                                   $2,383,689            $4,192,102           $6,575,791
                                   ==========            ==========           ==========

LIABILITIES AND PARTNERS' EQUITY
- - --------------------------------

Accounts payable and
  accrued expenses                 $  113,170             $ 190,076           $  303,246
Lessee rental deposits                172,343               298,200              470,543
Due to Management Company                  70                    89                  159
                                   ----------            ----------           ----------

Total liabilities                     285,583               488,365              773,948


Total Partners' equity              2,098,106             3,703,737            5,801,843
                                   ----------            ----------           ----------
                                   $2,383,689            $4,192,102           $6,575,791
                                   ==========            ==========           ==========

                              See accompanying notes to financial statements.

                                           DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                          ----------------------------------------
                                                         BALANCE SHEETS
                                                        --------------

                                                       December 31, 1995
                                              --------------------------------
                                    Liquidating           Continuing
                                      Limited             Limited
                                     Partners             Partners               Total
                                   ------------          ----------            ---------
ASSETS
- - ------
Cash and cash equivalents          $1,348,281            $2,443,281            $3,791,562
Net investment in direct
  financing leases                    147,213               369,781               516,994
Diverted and Other Assets, net        149,907               242,110               392,017
Investment in foreclosed
  properties, net                     745,854             1,204,602             1,950,456
Restricted Cash                        43,130                69,657               112,787
                                   ----------            ----------           -----------
                                   $2,434,385            $4,329,431           $ 6,763,816
                                   ==========            ==========           ===========

LIABILITIES AND PARTNERS' EQUITY
- - --------------------------------
Accounts payable and
  accrued expenses                 $  133,794            $  217,322           $   351,116
Lessee rental deposits                174,492               301,773               476,265
Due to Management Company                  67                    84                   151
                                   ----------            ----------            ----------

Total liabilities                     308,353               519,179               827,532

Total Partners' equity              2,126,032             3,810,252             5,936,284
                                   ----------            ----------            ----------
                                   $2,434,385            $4,329,431            $6,763,816
                                   ==========            ==========            ==========

                                         See accompanying notes to financial statements.

                                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    ----------------------------------------
                                       STATEMENTS OF REVENUE AND EXPENSES
                                       ----------------------------------
                                    For the three months ended March 31, 1996
                                    -----------------------------------------
                                                       (Unaudited)
                              Liquidating            Continuing
                                 Limited               Limited
                               Partners               Partners             Total
                               ---------              ----------         ----------
Revenue:
  Lease income                 $  8,769               $ 19,762           $  28,531
  Interest income                15,889                 25,678              41,567
  Rental income                  31,433                 50,767              82,200
                               --------               --------            --------
                                 56,091                 96,207             152,298
                               --------               --------            --------

Expenses:
  Management fees-New Era        70,259                117,175             187,434
  General Partner's
    expense reimbursement        25,769                 41,619              67,388
  Professional fees              38,125                 61,852              99,977
  Other operating expenses        7,224                 13,020              20,244
  Credit for lease losses       (57,360)               (92,640)           (150,000)
                               --------               --------            --------
                                 84,017                141,026             225,043
                               --------               --------            --------

Net loss                       $(27,926)              $(44,819)          $ (72,745)
                               ========               ========           =========

Net loss - General Partner     $   (279)              $   (448)          $    (727)
                               ========               ========           =========
Net loss - Limited Partners    $(27,647)              $(44,371)          $ (72,018)
                               ========               ========           =========
Net loss per Limited
  Partnership Unit               $(0.72)                $(0.72)
                                 ======                 ======

Weighted average number
  of Limited Partnership
  Units outstanding              38,197                 61,696
                                 ======                 ======

                                         See accompanying notes to financial statements.

                                      DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                      ----------------------------------------
                                          STATEMENTS OF REVENUE AND EXPENSES
                                          ----------------------------------
                                       For the three months ended March 31, 1995
                                       -----------------------------------------
                                                     (Unaudited)

                                  Liquidating          Continuing
                                    Limited              Limited
                                   Partners             Partners               Total
                                  -----------          ----------            ---------
Revenue:
  Lease income                     $ 42,329             $ 84,590             $ 126,919
  Interest income                    11,743               20,076                31,819
                                   --------             --------              --------
                                     54,072              104,666               158,738
                                   --------             --------              --------

Expenses:
  Management fees-New Era            84,039              141,173               225,212
  General Partner's
    expense reimbursement             5,945                9,602                15,547
  Professional fees                  38,964               64,965               103,929
  Other operating expenses            4,158                7,452                11,610
  Credit for lease losses           (57,360)             (92,640)             (150,000)
                                   --------             --------              --------
                                     75,746              130,552               206,298
                                   --------             --------              --------

Net loss                           $(21,674)           $ (25,886)            $ (47,560)
                                   ========             ========             =========

Net loss - General Partner         $   (217)           $    (259)            $    (476)
                                   ========             ========             =========

Net loss - Limited Partners        $(21,457)           $ (25,627)            $ (47,084)
                                   ========             ========             =========
Net loss per Limited
  Partnership Unit                   $(0.56)              $(0.42)
                                     ======               ======

Weighted average number
  of Limited Partnership Units
  outstanding                        38,197               61,696
                                     ======               ======


                                         See accompanying notes to financial statements.

                                                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                                 ----------------------------------------
                                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                                 ----------------------------------------
                                                            (Unaudited)
                                                         Liquidating    Continuing
                                         General           Limited        Limited        Total
                                        Partner's         Partners'      Partners'      Partners'
                                         Equity            Equity         Equity         Equity
                                        ----------        -----------   ----------     ---------
Balance, December 31, 1995              $(113,423)*       $2,164,949    $3,884,758      $5,936,284

  Distributions to partners
    (Note 3)                                 -                   -         (61,696)        (61,696)
  Net loss                                   (727)           (27,647)      (44,371)        (72,745)
  Allocation of General
    Partner's Equity                      114,150            (39,196)      (74,954)          -
                                        ---------         ----------    -----------     ----------

Balance, March 31, 1996                 $    -            $2,098,106    $3,703,737      $5,801,843
                                        =========         ==========    ==========      ==========

* Balance as previously reported was $0 due to allocation of $38,917 and $74,506 to Liquidating and Continuing Limited Partners' Equity, respectively.

                                              See accompanying notes to financial statements.

                                                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                                 ----------------------------------------
                                                        STATEMENTS OF CASH FLOWS
                                                        ------------------------
                                                 For the three months ended March 31, 1996
                                                 -----------------------------------------

                                                                 (Unaudited)
                                           Liquidating          Continuing
                                             Limited              Limited
                                            Partners             Partners               Total
                                         ------------         --------------        -------------
Cash flows from operating activities:
  Net loss                                $ (27,926)          $    (44,819)         $    (72,745)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses               (57,360)               (92,640)             (150,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                          (20,624)               (27,246)              (47,870)
        Lessee rental deposits               (2,149)                (3,573)               (5,722)
        Due to Management Company                 3                      5                     8
                                          ---------              ---------             ---------
                                           (108,056)              (168,273)             (276,329)
                                          ---------              ---------             ---------

Cash flows from investing activities:
  Principal collections on leases           122,411                255,151               377,562
                                          ---------              ---------             ---------
                                            122,411                255,151               377,562
                                          ---------              ---------             ---------

Cash flows from financing activities:
  Distributions to limited partners (a)        -                   (61,696)              (61,696)
                                          ---------              ---------             ---------
                                               -                   (61,696)              (61,696)

Net increase in cash and
  cash equivalents                           14,355                 25,182                39,537

Cash and cash equivalents:
  Beginning of year                       1,348,281              2,443,281             3,791,562
                                         ----------             -----------           ----------
  End of first quarter                   $1,362,636             $2,468,463            $3,831,099
                                         ==========             ==========            ==========

(a) Distributions during the period were $1.00 per unit for Continuing Limited Partners (see Note 3).

                                          See accompanying notes to financial statements.

                                                       DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                                       ----------------------------------------
                                                               STATEMENTS OF CASH FLOWS
                                                              -------------------------
                                                       For the three months ended March 31, 1995
                                                       -----------------------------------------
                                                                      (Unaudited)
                                                 Liquidating          Continuing
                                                   Limited             Limited
                                                  Partners            Partners             Total
                                                -------------        ------------       -------------
Cash flows from operating activities:
  Net loss                                      $   (21,674)        $   (25,886)       $    (47,560)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                       (57,360)            (92,640)           (150,000)
      Changes in assets and liabilities:
       Accounts payable and accrued
          expenses                                  (37,480)            (58,553)            (96,033)
        Lessee rental deposits                        8,180              18,191              26,371
        Due to Management Company                       188                 150                 338
                                               ------------        ------------        ------------
                                                   (108,146)           (158,738)           (266,884)
                                               ------------        ------------        ------------

Cash flows from investing activities:
  Principal collections on leases                   286,518             518,737             805,255
  Diverted and Other Assets, net                     55,448              89,554             145,002
  Datronic Assets                                    10,670              17,234              27,904
  Repayments of commercial lease paper                  446                 721               1,167
  Net investment in foreclosed properties            14,315              23,119              37,434
                                               ------------        ------------        ------------
                                                    367,397             649,365           1,016,762
                                               ------------        ------------        ------------

Cash flows from financing activities:
  Distributions to limited partners (a)            (100,245)           (425,359)           (525,604)
  Distributions to General Partner                   (3,698)             (9,005)            (12,703)
                                               ------------        ------------        ------------
                                                   (103,943)           (434,364)           (538,307)
                                               ------------        ------------        ------------

Net increase in cash and
  cash equivalents                                  155,308              56,263             211,571

Cash and cash equivalents:
  Beginning of year                               1,015,656           2,136,628           3,152,284
                                               ------------        ------------        ------------

  End of first quarter                         $  1,170,964        $  2,192,891        $  3,363,855
                                               ============        ============        ============

(a) Distributions during the period were $2.62 per unit for Liquidating Limited Partners and $6.89 per unit for Continuing
Limited Partners (see Note 3).

                                          See accompanying notes to financial statements.

                       DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                      ----------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                  March 31, 1996
                                  --------------
                                    (Unaudited)

NOTE 1 - ORGANIZATION:
- - ----------------------

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established, and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- - ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See
Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- - -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 - SUBSEQUENT EVENT:
- - --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Restricted Cash and Diverted and Other Assets. See Notes 4, 5 and 6 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $35,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position will not be material.



PART I
- - ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- - ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- - -----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash which was used to pay
Partnership operating expenses and the January 1, 1996 distribution to the Continuing Limited Partners and increase cash balances to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased $227,562 during the three months ended March 31, 1996 primarily due to principal collections of $377,562 partially offset by a credit for lease losses of $150,000.

Accounts payable and accrued expenses decreased $47,870 during the three months ended March 31, 1996 primarily due to payment of accrued legal fees and accrued carrying costs on foreclosed properties.

In the aggregate, partners' equity decreased $134,441 during the three months ended March 31, 1996 due to a net loss of $72,745 and distributions to Continuing Limited Partners of $61,696.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $276,329 of cash. This was due principally to a net loss of $72,745, decreases in accounts payable and security deposits of $53,592 and $150,000 relating to a reduction in the allowance for lease losses. During the period, cash flows from investing activities aggregated $377,562 relating to principal collections on leases. Cash flows used for financing activities of $61,696 consisted of distributions to the Continuing Limited Partners.

The Partnership's principal source of liquidity on a short-term basis is expected to be cash on hand, cash receipts from lessees under leases owned by the Partnership as well as proceeds from rental on foreclosed properties. The Partnership's sources of liquidity on a long-term basis are expected to include cash on hand, cash receipts from lessees, proceeds from the sale of other assets of the Partnership including, without limitation, foreclosed properties and Diverted and Other Assets. Management believes that the Partnership's sources of liquidity in the short and long-term are sufficient to meet operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $392,017 of which, approximately $35,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 4 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- - ---------------------

Lease income decreased approximately $98,000 for the three month period ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to declining lease portfolios.

Rental income was approximately $82,000 for the three month period ended March 31, 1996 as compared to zero in the corresponding period in 1995 due to the recognition of rental income collected on foreclosed properties beginning in April 1995. See Note 10 to the Partnership's financial statements included in the 1995 Form 10-K.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $187,000 for the three months ended March 31, 1996 as compared to $225,000 for the same period in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $67,000 (all of which represents General Partner's expense reimbursement) as compared to approximately $28,000 ($15,000 representing the General Partner's expense reimbursement and $13,000 representing LRC's 1% of cash flow available for distribution) for the three months ended March 31, 1995.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Restricted Cash and Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------

None.

ITEM 3.
- - -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

None.


ITEM 5.
- - -------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)  Exhibits
- - -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- - ------------------------

None.

                        SIGNATURES
                        ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     DONALD D. TORISKY
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.




            By:     DOUGLAS E. VAN SCOY
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XVI, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                        DESCRIPTION
- - -----------                        -----------
  27                               Financial Data Schedule, which
                                   is submitted electronically to
                                   the Securities and Exchange
                                   Commission for Information only
                                   and not filed.