Form 10-Q
period 1996-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1996-08-12
CIK 814323

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                           Exchange Act of 1934
                    _________________________________


For the Quarter Ended
    June 30, 1996                Commission File Number  0-16764
- ---------------------            -------------------------------

                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 ----------------------------------------
            (Exact name of Registrant as specified in its charter)


      Delaware                                   36-3535958
- ---------------------                 --------------------------
   State or other                     IRS Employer Identification
   jurisdiction of                    Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312     Schaumburg, Illinois 60173
- ---------------------------------     --------------------------
Address of principal                     City, State, Zip Code
executive offices

Registrant's telephone number:                (847) 240-6200
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

                              (1)  Yes  x   No
                                       ---     ---

                              (2)  Yes  x   No
                                       ---     ---

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
                              FORM 10-Q
                              ---------

                    FOR THE QUARTER ENDED JUNE 30, 1996
                    -----------------------------------

                    PART I - FINANCIAL INFORMATION

Item 1.
- -------
  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations


                   PART II - OTHER INFORMATION

Items 1-6.
- ----------

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
                         BALANCE SHEETS
                         --------------
                    June 30, 1996 - Unaudited
                    -------------------------

                           Liquidating Continuing
                             Limited     Limited
                            Partners    Partners      Total
                           ---------   -----------  ---------

ASSETS
- ------
Cash and cash equivalents  $1,411,264  $2,611,512   $4,022,776
Net investment in direct
  financing leases             70,687     153,271      223,958
Diverted and other assets,
  net                         149,907     242,110      392,017
Investment in foreclosed
  properties, net             744,352   1,202,174    1,946,526
                           ----------  ----------   ----------
                           $2,376,210  $4,209,067   $6,585,277
                           ==========  ==========   ==========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses         $   86,572   $ 145,914   $  232,486
Lessee rental deposits        171,691     295,663      467,354
Due to management company          70         112          182
                           ----------   ---------   ----------

Total liabilities             258,333     441,689      700,022


Total partners' equity      2,117,877   3,767,378    5,885,255
                           ----------  ----------   ----------
                           $2,376,210  $4,209,067   $6,585,277
                           ==========  ==========   ==========









See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
                         BALANCE SHEETS
                         --------------
                         December 31, 1995
                         -----------------

                           Liquidating  Continuing
                             Limited      Limited
                            Partners     Partners      Total
                           -----------  ---------   -----------

ASSETS
- ------
Cash and cash equivalents  $1,348,281  $2,443,281   $3,791,562
Net investment in direct
  financing leases            147,213     369,781      516,994
Diverted and other assets,
  net                         149,907     242,110      392,017
Investment in foreclosed
  properties, net             745,854   1,204,602    1,950,456
Restricted cash                43,130      69,657      112,787
                           ----------  ----------  -----------
                           $2,434,385  $4,329,431  $ 6,763,816
                           ==========  ==========  ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses         $  133,794  $  217,322  $   351,116
Lessee rental deposits        174,492     301,773      476,265
Due to management company          67          84          151
                           ----------  ----------  -----------

Total liabilities             308,353     519,179      827,532

Total partners' equity      2,126,032   3,810,252    5,936,284
                           ----------  ----------  -----------

                           $2,434,385  $4,329,431   $6,763,816
                           ==========  ==========  ===========







See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
               STATEMENTS OF REVENUE AND EXPENSES
               ----------------------------------

               For the three months ended June 30, 1996
               ----------------------------------------
                           (Unaudited)

                             Liquidating Continuing
                               Limited     Limited
                              Partners    Partners      Total
                             ---------- ----------   ---------
Revenue:
  Lease income               $  5,450   $  15,001    $  20,451
  Interest income              22,933      37,057       59,990
  Rental income                33,217      53,647       86,864
                             --------   ---------    ---------
                               61,600     105,705      167,305
                             ========   =========    =========

Expenses:
  Management fees-New Era      70,428     116,834      187,262
  General Partner's
    expense reimbursement       9,909      16,003       25,912
  Professional fees            24,849      40,132       64,981
  Other operating expenses      1,651       4,087        5,738
  Credit for lease losses     (65,008)   (134,992)    (200,000)
                             --------   ---------    ---------
                               41,829      42,064       83,893
                             --------   ---------    ---------

Net earnings                 $ 19,771   $  63,641    $  83,412
                             ========   =========    =========

Net earnings -
  General Partner            $    198   $     636    $     834
                             ========   =========    =========

Net earnings -
  Limited Partners           $ 19,573   $  63,005    $  82,578
                             ========   =========    =========

Net earnings per Limited
  Partnership Unit             $  .51      $ 1.02
                               ======      ======

Weighted average number
  of Limited Partnership
  Units outstanding            38,197      61,696
                               ======      ======

See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
               STATEMENTS OF REVENUE AND EXPENSES
               ----------------------------------

               For the three months ended June 30, 1995
               ----------------------------------------
                           (Unaudited)


                             Liquidating Continuing
                                Limited    Limited
                               Partners   Partners     Total
                             ---------- ----------   ---------
Revenue:
  Lease income                $ 26,294    $ 57,716  $  84,010
  Interest income               15,010      24,260     39,270
  Rental income                 31,441      50,779     82,220
                              --------    --------  ---------
                                72,745     132,755    205,500
                              --------    --------  ---------

Expenses:
  Management fees-New Era       67,819     112,491    180,310
  General Partner's
    expense reimbursement       26,341      42,543     68,884
  Professional fees             71,655     117,853    189,508
  Other operating expenses       7,998      16,577     24,575
  Credit for lease losses      (57,360)    (92,640)  (150,000)
                              --------    --------  ---------
                               116,453     196,824    313,277
                              --------    --------  ---------

Net loss                      $(43,708)   $(64,069) $(107,777)
                              ========    ========  =========

Net loss -
  General Partner             $   (437)   $   (641) $  (1,078)
                              ========    ========  =========

Net loss -
  Limited Partners            $(43,271)   $(63,428) $(106,699)
                              ========    ========  =========

Net loss per Limited
  Partnership Unit              $(1.13)    $ (1.03)
                                ======     =======

Weighted average number
  of Limited Partnership Units
  outstanding                   38,197      61,696
                                ======     =======
         See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
               STATEMENTS OF REVENUE AND EXPENSES
               ----------------------------------

               For the six months ended June 30, 1996
               --------------------------------------
                           (Unaudited)

                             Liquidating  Continuing
                               Limited      Limited
                              Partners     Partners     Total
                             ---------- ----------   ---------
Revenue:
  Lease income               $  14,219   $  34,763   $  48,982
  Interest income               38,822      62,735     101,557
  Rental income                 64,650     104,414     169,064
                              --------    --------  ---------
                               117,691     201,912     319,603
                              --------    --------  ---------

Expenses:
  Management fees-New Era      140,687     234,009     374,696
  General Partner's
    expense reimbursement       35,678      57,622      93,300
  Professional fees             62,974     101,984     164,958
  Other operating expenses       8,875      17,107      25,982
  Credit for lease losses     (122,368)   (227,632)   (350,000)
                              --------    --------  ---------
                               125,846     183,090     308,936
                              --------    --------  ---------

Net earnings (loss)          $  (8,155)  $  18,822   $  10,667
                             =========   =========   =========

Net earnings (loss) -
  General Partner            $     (82)  $     188   $     106
                             =========   =========   =========

Net earnings (loss) -
  Limited Partners           $  (8,073)  $  18,634   $  10,561
                             =========   =========   =========

Net earnings (loss) per
  Limited Partnership Unit      $ (.21)     $  .30
                                ======     =======

Weighted average number
  of Limited Partnership
  Units outstanding             38,197      61,696
                                ======     =======

See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
               STATEMENTS OF REVENUE AND EXPENSES
               ----------------------------------
               For the six months ended June 30, 1995
               --------------------------------------
                           (Unaudited)

                             Liquidating Continuing
                                Limited    Limited
                               Partners   Partners     Total
                             ---------- ----------   ---------
Revenue:
  Lease income               $  68,623   $ 142,306  $ 210,929
  Interest income               26,753      44,336     71,089
  Rental income                 31,441      50,779     82,220
                             ---------   ---------  ---------
                               126,817     237,421    364,238
                             ---------   ---------  ---------

Expenses:
  Management fees-New Era      151,858     253,664    405,522
  General Partner's
    expense reimbursement       32,286      52,145     84,431
  Professional fees            110,619     182,818    293,437
  Other operating expenses      12,155      24,030     36,185
  Credit for lease losses     (114,720)   (185,280)  (300,000)
                             ---------   ---------  ---------
                               192,198     327,377    519,575
                             ---------   ---------  ---------
Net loss                     $ (65,381)  $ (89,956) $(155,337)
                             =========   =========   =========

Net loss -
  General Partner            $    (654)  $    (900) $  (1,554)
                             =========   =========   =========

Net loss -
  Limited Partners           $ (64,727)  $ (89,056) $(153,783)
                             =========   =========   =========

Net loss per Limited
  Partnership Unit              $(1.69)     $(1.44)
                                ======     =======

Weighted average number
  of Limited Partnership Units
  outstanding                   38,197      61,696
                                ======     =======

See accompanying notes to financial statements.

                                        DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                       ----------------------------------------

                                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                       ----------------------------------------
                                                       (Unaudited)

                                                           Liquidating    Continuing
                                        General            Limited        Limited        Total
                                        Partner's          Partners'      Partners'      Partners'
                                        Equity             Equity         Equity         Equity
                                        ----------         ----------     ----------     ----------
Balance, December 31, 1995              $(113,423)*        $2,164,949     $3,884,758     $5,936,284
  Distributions to partners
    (Note 3)                                 -                   -           (61,696)       (61,696)
  Net earnings (loss)                         106              (8,073)        18,634         10,667
  Allocation of General
    Partner's equity                      113,317             (38,999)       (74,318)          -
                                        ---------          ----------     ----------     ----------
Balance, June 30, 1996                  $    -             $2,117,877     $3,767,378     $5,885,255
                                        =========          ==========     ==========     ==========



*    Balance as previously reported was $0 due to allocation of $38,917 and $74,506 to Liquidating and Continuing Limited Partners' Equity, respectively.

See accompanying notes to financial statements.



                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                    STATEMENTS OF CASH FLOWS
                    -------------------------
                    For the six months ended June 30, 1996
                    --------------------------------------
                              (Unaudited)

                                                Liquidating   Continuing
                                                Limited       Limited
                                                Partners      Partners         Total
                                                -----------   -----------      -------------
Cash flows from operating activities:
  Net earnings (loss)                           $   (8,155)    $  18,822       $     10,667
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
      Credit for lease losses                     (122,368)     (227,632)          (350,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                 (47,222)      (71,408)          (118,630)
        Lessee rental deposits                      (2,801)       (6,110)            (8,911)
        Due to management company                        3            28                 31
                                                ----------    ----------       ------------
                                                  (180,543)     (286,300)          (466,843)
                                                ----------    ----------       ------------

Cash flows from investing activities:
  Principal collections on leases                  198,894       444,142            643,036
  Release of restricted cash                        43,130        69,657            112,787
  Recoveries on foreclosed property                  1,502         2,428              3,930
                                                ----------    ----------       ------------
                                                   243,526       516,227            759,753
                                                ----------    ----------       ------------


Cash flows from financing activities:
  Distributions to Limited Partners (a)                -       (61,696)           (61,696)
                                                ----------    ----------       ------------
                                                       -       (61,696)           (61,696)
                                                ----------    ----------       ------------

Net increase in cash and
  cash equivalents                                  62,983     168,231            231,214
Cash and cash equivalents:
  Beginning of year                             $1,348,281   2,443,281          3,791,562
                                                ----------    ----------       ------------

  End of second quarter                         $1,411,264    $2,611,512         $4,022,776
                                                ==========    ==========         ==========

(a) Distributions during the period were $1.00 per unit for Continuing Limited Partners (see Note 3).

See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                    STATEMENTS OF CASH FLOWS
                    ------------------------
                    For the six months ended June 30, 1995
                    --------------------------------------
                            (Unaudited)
                                                Liquidating   Continuing
                                                Limited       Limited
                                                Partners      Partners         Total
                                                -----------   -----------      -------------
Cash flows from operating activities:
  Net loss                                      $    (65,381)  $   (89,956)    $  (155,337)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                       (114,720)     (185,280)       (300,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                   (36,356)      (68,180)       (104,536)
        Lessee rental deposits                         7,408        17,522          24,930
        Due to management company                        (23)         (273)           (296)
                                                  ----------    ----------     -----------
                                                    (209,072)     (326,167)       (535,239)
                                                  ----------    ----------     -----------

Cash flows from investing activities:
  Principal collections on leases                    466,543       880,284       1,346,827
  Distribution of diverted and
   other assets                                       55,448        89,554         145,002
  Distribution of Datronic assets                     10,670        17,234          27,904
  Repayments of commercial lease paper                   552           892           1,444
  Net proceeds from foreclosed properties             20,754        33,519          54,273
                                                  ----------    ----------     -----------
                                                     553,967     1,021,483       1,575,450
                                                  ----------    ----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)             (175,111)     (540,113)       (715,224)
  Distributions to General Partner                    (5,367)      (12,716)        (18,083)
                                                  ----------    ----------     -----------
                                                    (180,478)     (552,829)       (733,307)
                                                  ----------    ----------     -----------

Net increase in cash and
  cash equivalents                                   164,417       142,487         306,904
                                                  ----------    ----------     -----------
Cash and cash equivalents:
  Beginning of year                                1,015,656     2,136,628       3,152,284
                                                  ----------    ----------     -----------
  End of second quarter                           $1,180,073    $2,279,115      $3,459,188
                                                  ==========    ==========     ===========


(a)Distributions during the period were $4.58 per unit for Liquidating Limited Partners and $8.75 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

PAGE

               DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               ----------------------------------------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                         June 30, 1996
                         -------------
                          (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.



PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets were converted to cash which was used to pay Partnership operating expenses and the January 1, 1996 distribution to the Continuing
Limited Partners and to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately
$293,000 during the six months ended June 30, 1996 primarily due to principal collections of approximately $643,000 partially offset by a credit for lease losses of $350,000.

Restricted cash of approximately $113,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1 - Legal Proceedings). This cash was repaid to the Partnership with interest in June 1996.

Accounts payable and accrued expenses decreased approximately
$119,000 during the six months ended June 30, 1996 primarily due to payment of legal fees and carrying costs on foreclosed properties.

In the aggregate, partners' equity decreased approximately $51,000 during the six months ended June 30, 1996 due to distributions to Continuing Limited Partners of approximately $62,000, partially offset by net earnings of approximately $11,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in an approximate use of $467,000 of cash. This was due principally to decreases in accounts payable and security deposits of approximately $128,000 and a non-cash credit for lease losses of $350,000 partially offset by net earning as of approximately $11,000. During the period, cash flows from investing activities aggregated approximately $760,000 due primarily to principal collections on leases of approximately $643,000 and the availability of restricted cash of $113,000. Cash flows used for financing activities of approximately $62,000 consisted of a distributions to the Continuing Limited Partners.

The Partnership's principal source of liquidity on a short-term basis is expected to be cash on hand, cash receipts from lessees under leases owned by the Partnership, rental proceeds from foreclosed properties and interest income. The Partnership's sources of liquidity on a long-term basis are expected to include cash on hand, rental proceeds from foreclosed properties and proceeds from the sale of other assets of the Partnership including, without limitation, foreclosed properties, Datronic assets, and diverted and other assets. Management believes that the Partnership's sources of liquidity in the short and long-term are sufficient to meet operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $64,000 and $162,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining lease portfolios.

Interest income increased approximately $21,000 and $30,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. This was primarily due to recognition in the second quarter of 1996 of approximately $18,000 of interest previously earned on restricted cash balances as well as additional interest earned due to higher cash balances.

Rental income increased approximately $5,000 and $87,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. This was primarily due to the recognition of rental income on foreclosed properties subsequent to March 1995 as rental income. Prior to April 1995, rental income was credited to the investment in foreclosed properties, net. See Note 10 to the Partnership's financial statements included in the 1995 Form 10-K.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $187,000 and $375,000 for the three and six months ended June 30, 1996 as compared to $180,000 and $406,000 for the same periods in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and six month periods ended June 30, 1996 were approximately $26,000 and $93,000 (all of which represents General Partner's expense reimbursement) as compared to approximately $74,000 and $102,000 ($69,000 and $84,000, respectively, represents the General Partner's expense reimbursement and $5,000 and $18,000, respectively, represents LRC's 1% share of cash flow available for distribution) for the corresponding periods ended June 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional fees decreased approximately $125,000 and $128,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreased legal fees relating to causes of action, audit fees, and collection fees.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's
December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.


ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.


ITEM 3.
- -------

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


ITEM 5.
- -------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.


                              SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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



EXHIBIT NO.                   DESCRIPTION

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.