Form 10-Q
period 1996-09-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1996-11-13
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                               Exchange Act of 1934
                       ----------------------------------


For the Quarter Ended
September 30, 1996                              Commission File Number  0-16764
---------------------                           -------------------------------

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                                  36-3535958
---------------------                                ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                   Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
Address of principal                                 City, State, Zip Code
executive offices

Registrant's telephone number:                              (847) 240-6200
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

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                         PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1996

      For the three months ended September 30, 1995

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations


                          PART II - OTHER INFORMATION

Items 1-6.

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                      --------            --------             -----
ASSETS
------

Cash and cash equivalents                             $1,399,878           $2,615,192        $4,015,070
Net investment in direct
  financing leases                                        11,475               73,192            84,667
Diverted and other assets, net                           149,907              242,110           392,017
Investment in foreclosed
  properties, net                                        742,489            1,199,167         1,941,656
                                                      ----------           ----------        ----------

                                                      $2,303,749           $4,129,661        $6,433,410
                                                      ==========           ==========        ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                    $   85,551            $ 144,313        $  229,864
Lessee rental deposits                                   147,264              248,975           396,239
Due to management company                                    306                  493               799
                                                      ----------            ---------        ----------

Total liabilities                                        233,121              393,781           626,902

Total partners' equity                                 2,070,628            3,735,880         5,806,508
                                                      ----------           ----------        ----------

                                                      $2,303,749           $4,129,661        $6,433,410
                                                      ==========           ==========        ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                               December 31, 1995


                                                  Liquidating           Continuing
                                                    Limited              Limited
                                                    Partners             Partners              Total
                                                    --------             --------              -----
ASSETS
------

Cash and cash equivalents                             $1,348,281         $2,443,281           $3,791,562
Net investment in direct
  financing leases                                       147,213            369,781              516,994
Diverted and other assets, net                           149,907            242,110              392,017
Investment in foreclosed
  properties, net                                        745,854          1,204,602            1,950,456
Restricted cash                                           43,130             69,657              112,787
                                                      ----------         ----------           ----------

                                                      $2,434,385         $4,329,431           $6,763,816
                                                      ==========         ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                         $  6,946          $  16,423          $  23,369
  Interest income                                        17,157             27,725             44,882
  Rental income                                          35,352             57,096             92,448
                                                       --------          ---------          ---------

                                                         59,455            101,244            160,699
                                                       --------          ---------          ---------


Expenses:
  Management fees-New Era                                70,019            116,676            186,695
  General Partner's
    expense reimbursement                                 8,370             13,518             21,888
  Professional fees                                      61,248            100,040            161,288
  Other operating expenses                                7,219             12,356             19,575
  Credit for lease losses                               (40,152)          (109,848)          (150,000)
                                                       --------          ---------          ---------

                                                        106,704            132,742            239,446
                                                       --------          ---------          ---------

Net loss                                               $(47,249)         $ (31,498)         $ (78,747)
                                                       ========          =========          =========

Net loss - General Partner                             $   (472)         $    (315)         $    (787)
                                                       ========          =========          =========

Net loss - Limited Partners                            $(46,777)         $ (31,183)         $ (77,960)
                                                       ========          =========          =========

Net loss per Limited
  Partnership Unit                                       $(1.22)            $ (.51)
                                                         ======             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                            38,197             61,696
                                                         ======             ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                         $ 10,943           $ 27,573          $  38,516
  Settlement proceeds (Note 4)                           81,362            131,404            212,766
  Interest income                                        13,973             22,613             36,586
  Rental income                                          31,468             50,786             82,254
                                                       --------           --------          ---------

                                                        137,746            232,376            370,122
                                                       --------           --------          ---------


Expenses:
  Management fees-New Era                                72,441            120,058            192,499
  General Partner's
    expense reimbursement                                 6,696             10,814             17,510
  Professional fees (Note 4)                             80,810            132,532            213,342
  Other operating expenses                               16,444             27,326             43,770
  Credit for lease losses                               (57,360)           (92,640)          (150,000)
                                                       --------           --------          ---------

                                                        119,031            198,090            317,121
                                                       --------           --------          ---------

Net earnings                                           $ 18,715           $ 34,286          $  53,001
                                                       ========           ========          =========

Net earnings -
  General Partner                                      $    187           $    343          $     530
                                                       ========           ========          =========

Net earnings -
  Limited Partners                                     $ 18,528           $ 33,943          $  52,471
                                                       ========           ========          =========

Net earnings per Limited
  Partnership Unit                                       $ 0.49             $ 0.55
                                                         ======             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                            38,197             61,696
                                                         ======             ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income                                         $  21,165            $  51,186            $  72,351
  Interest income                                         55,979               90,460              146,439
  Rental income                                          100,002              161,510              261,512
                                                       ---------            ---------            ---------

                                                         177,146              303,156              480,302
                                                       ---------            ---------            ---------

Expenses:
  Management fees-New Era                                210,706              350,685              561,391
  General Partner's
    expense reimbursement                                 44,048               71,140              115,188
  Professional fees                                      124,222              202,024              326,246
  Other operating expenses                                16,094               29,463               45,557
  Credit for lease losses                               (162,520)            (337,480)            (500,000)
                                                       ---------            ---------            ---------

                                                         232,550              315,832              548,382
                                                       ---------            ---------            ---------

Net loss                                               $ (55,404)           $ (12,676)           $ (68,080)
                                                       =========            =========            =========

Net loss - General Partner                             $    (554)           $    (127)           $    (681)
                                                       =========            =========            =========

Net loss - Limited Partners                            $ (54,850)           $ (12,549)           $ (67,399)
                                                       =========            =========            =========

Net loss per Limited
  Partnership Unit                                        $(1.44)              $ (.20)
                                                          ======               ======


Weighted average number
  of Limited Partnership
  Units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                          $  79,566          $ 169,879          $ 249,445
  Settlement proceeds (Note 4)                             81,362            131,404            212,766
  Interest income                                          39,855             65,506            105,361
  Rental income                                            63,780            103,008            166,788
                                                        ---------          ---------          ---------

                                                          264,563            469,797            734,360
                                                        ---------          ---------          ---------

Expenses:
  Management fees-New Era                                 224,299            373,722            598,021
  General Partner's
    expense allowance                                      38,982             62,959            101,941
  Professional fees (Note 4)                              191,429            315,350            506,779
  Other operating expenses                                 28,599             51,356             79,955
  Credit for lease losses                                (172,080)          (277,920)          (450,000)
                                                        ---------          ---------          ---------

                                                          311,229            525,467            836,696
                                                        ---------          ---------          ---------

Net loss                                                $ (46,666)         $ (55,670)         $(102,336)
                                                        =========          =========          =========

Net loss - General Partner                              $    (467)         $    (557)         $  (1,024)
                                                        =========          =========          =========

Net loss - Limited Partners                             $ (46,199)         $ (55,113)         $(101,312)
                                                        =========          =========          =========

Net loss per Limited
  Partnership Unit                                         $(1.21)            $(0.89)
                                                           ======             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                              38,197             61,696
                                                           ======             ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                                Liquidating       Continuing
                                             General              Limited          Limited            Total
                                            Partner's            Partners'        Partners'         Partners'
                                              Equity              Equity            Equity           Equity
                                              ------              ------            ------           ------
Balance, December 31, 1995                    $(113,423)*       $2,164,949        $3,884,758       $5,936,284

  Distributions to partners
    (Note 3)                                       -                  -              (61,696)         (61,696)
  Net loss                                         (681)           (54,850)          (12,549)         (68,080)
  Allocation of General
    Partner's equity                            114,104            (39,471)          (74,633)              -
                                              ---------         ----------        ----------       ----------


Balance, September 30, 1996                   $    -            $2,070,628        $3,735,880       $5,806,508
                                              =========         ==========        ==========       ==========



* Balance as previously reported was $0 due to allocation of $38,917 and $74,506 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners               Total
                                                      --------             --------               -----
Cash flows from operating activities:
  Net loss                                         $     (55,404)       $     (12,676)       $     (68,080)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                           (162,520)            (337,480)            (500,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                        48,243              (73,009)            (121,252)
        Lessee rental deposits                           (27,228)             (52,798)             (80,026)
        Due to management company                            239                  409                  648
                                                   -------------        -------------        -------------

                                                        (293,156)            (475,554)            (768,710)
                                                   -------------        -------------        -------------


Cash flows from investing activities:
  Principal collections on leases                        298,258              634,069              932,327
  Release of restricted cash                              43,130               69,657              112,787
  Recoveries on foreclosed property                        3,365                5,435                8,800
                                                   -------------        -------------        -------------

                                                         344,753              709,161            1,053,914
                                                   -------------        -------------        -------------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                     -                 (61,696)             (61,696)
                                                   -------------        -------------        -------------

                                                            -                 (61,696)             (61,696)
                                                   ------------         -------------        -------------

Net increase in cash and
  cash equivalents                                        51,597              171,911              223,508
Cash and cash equivalents:
  Beginning of year                                    1,348,281            2,443,281            3,791,562
                                                   -------------        -------------        -------------

  End of third quarter                             $   1,399,878        $   2,615,192        $   4,015,070
                                                   =============        =============        =============

(a) Distributions during the period were $1.00 per unit for Continuing Limited Partners (see Note 3).

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1995
                                  (Unaudited)

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Cash flows from operating activities:
  Net loss                                           $    (46,666)      $    (55,670)      $   (102,336)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                            (172,080)          (277,920)          (450,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                        (44,211)           (72,099)          (116,310)
        Lessee rental deposits                            (19,554)           (31,580)           (51,134)
        Due to Management Company                              13               (214)              (201)
                                                     ------------       ------------       ------------

                                                         (282,498)          (437,483)          (719,981)
                                                     ------------       ------------       ------------

Cash flows from investing activities:
  Principal collections on leases                         622,981          1,199,255          1,822,236
  Distribution of diverted and other assets                55,448             89,554            145,002
  Distribution of Datronic assets                          10,670             17,234             27,904
  Repayments of commercial lease paper                        552                892              1,444
  Net investment in foreclosed properties                  19,670             31,769             51,439
                                                     ------------       ------------       ------------

                                                          709,321          1,338,704          2,048,025
                                                     ------------       ------------       ------------

Cash flows from financing activities:
  Distributions to limited partners (a)                  (175,111)          (654,868)          (829,979)
  Distributions to General Partner                         (6,137)           (14,679)           (20,816)
                                                     ------------       ------------       ------------

                                                         (181,248)          (669,547)          (850,795)
                                                     ------------       ------------       ------------

Net increase in cash and
  cash equivalents                                        245,575            231,674            477,249

Cash and cash equivalents:
  Beginning of year                                     1,015,656          2,136,628          3,152,284
                                                     ------------       ------------       ------------

  End of third quarter                               $  1,261,231       $  2,368,302       $  3,629,533
                                                     ============       ============       ============

(a) Distributions during the period were $4.58 per unit for Liquidating Limited Partners and $10.61 per unit for Continuing Limited Partners.



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 4 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnerships and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($212,766 for the Partnership) or $2.13 per unit (see Note 6 to the financial statements included in the Partnership's 1995 Form 10-K). A total of $683,147 of expenses ($81,888 for the Partnership), consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of $1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($28,696 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses have been allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets were converted to cash which was used to pay Partnership operating expenses and the January 1, 1996 distribution to the Continuing Limited Partners and to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately $432,000 during the nine months ended September 30, 1996 primarily due to principal collections of approximately $932,000 partially offset by a credit for lease losses of $500,000.

Restricted cash of approximately $113,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1
- Legal Proceedings) and repayment to the Partnership with interest in June
1996.

Accounts payable and accrued expenses decreased approximately $121,000 during the nine months ended September 30, 1996 primarily due to payment of legal fees.

In the aggregate, partners' equity decreased approximately $130,000 during the nine months ended September 30, 1996 due to distributions to Continuing Limited Partners of approximately $62,000, and a net loss of approximately $68,000.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in an approximate use of $769,000 of cash. This was due principally to decreases in accounts payable and security deposits of approximately $201,000, a non-cash credit for lease losses of $500,000, and a net loss of approximately $68,000. During the period, cash flows from investing activities aggregated approximately $1,054,000 due primarily to principal collections on leases of approximately $932,000 and the availability of restricted cash of $113,000. Cash flows used for financing activities of approximately $62,000 consisted of distributions to the Continuing Limited Partners.

The Partnership's principal source of liquidity on a short-term basis is expected to be cash on hand, cash receipts from lessees under leases owned by the Partnership, rental proceeds from foreclosed properties and interest income. The Partnership's sources of liquidity on a long-term basis are expected to include cash on hand, rental proceeds from foreclosed properties and proceeds from the sale of other assets of the Partnership including, without limitation, foreclosed properties and diverted and other assets. Management believes that the Partnership's sources of liquidity in the short and long-term are sufficient to meet operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, foreclosed properties, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the Partnership's financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statements included in Item
1).

Results of Operations

Lease income decreased approximately $15,000 and $177,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining lease portfolios.

Settlement proceeds of approximately $213,000 recorded in the three and nine month periods ended September 30, 1995, resulted from a settlement with the Partnership's former attorneys. See Note 4 to the financial statements included in Item 1.

Interest income increased approximately $8,000 and $41,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. This was primarily due to recognition in the second quarter of 1996 of approximately $18,000 of interest previously earned on restricted cash balances as well as additional interest earned due to higher cash balances.

Rental income increased approximately $10,000 and $95,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. The three month increase is due to rate increases built into the rental contracts. In addition to the rate increases, the nine month increase is attributable to the recognition of rental income on foreclosed properties subsequent to March 1995 as rental income. Prior to April 1995, rental income was credited to the investment in foreclosed properties, net.
See Note 10 to the Partnership's financial statements included in the 1995 Form 10-K.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees amounted to approximately $187,000 and $561,000 for the three and nine months ended September 30, 1996 as compared to $192,000 and $598,000 for the same periods in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and nine month periods ended September 30, 1996 were approximately $22,000 and $115,000 (all of which represents General Partner's expense reimbursement) as compared to approximately $20,000 and $123,000 ($17,000 and $102,000, respectively, represents the General Partner's expense reimbursement and $3,000 and $21,000, respectively, represents LRC's 1% share of cash flow available for distribution) for the corresponding periods ended September 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional fees decreased approximately $52,000 and $181,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see Note 4 to the financial statements included in Item 1) and collection fees.

Other operating expenses decreased approximately $23,000 and $34,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreases in equipment sale losses and the payment of insurance premiums on foreclosed properties in September 1995.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


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

None.


ITEM 3.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     DONALD D. TORISKY
                --------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.




            By:     DOUGLAS E. VAN SCOY
                --------------------------------------------
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XVI, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
      27                                   Financial Data Schedule, which is
                                           submitted electronically to the
                                           Securities and Exchange Commission
                                           for Information only and not filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     ________________________________________
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.




            By:     ________________________________________
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XVI, L.P.