Form 10-K405
period 1996-12-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1997-03-26
CIK 814323

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-16764

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                         36-3535958
-----------------------                               ---------------------
   State or other                                      (I.R.S. Employer
   jurisdiction of                                     Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois        60173
-------------------------------------------------------      --------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
     NONE                           NONE
-------------------   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

ITEM 1 - BUSINESS

Datronic Equipment Income Fund XVI, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on April 21, 1987. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1987 and 1988 raising $49,970,000 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 3, 5 and 6 during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp., the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began August 3, 1993, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets for cash.

As more fully described in Note 10 to the Partnership's financial statements included in Item 8, the Partnership's primary source of revenue is rental income from two properties acquired through foreclosure. During 1996, rental income of $118,144 was earned in accordance with a rental agreement with Thomas Chevrolet-GEO, Inc., Sacramento, California. The term of the rental agreement extends to February 1997. Remaining rents under the agreement are $32,448 for the year 1997. Additionally, during 1996, rental income of $225,000 was earned in accordance with a rental agreement with Bear

Country Chrysler-Plymouth, Rancho Cordova, California. The term of the rental agreement extends to November, 1997. Remaining rents under the agreement are $220,000 for the year 1997. Both rental agreements contain renewal provisions exercisable by the lessee under certain conditions.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Since the Partnership ceased investing in leases effective August 3, 1993, a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.

The Partnership has no employees. Lease Resolution Corporation ("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997, the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in leased premises of approximately 23,000 square feet owned by and leased from an affiliate of New Era Funding Corp.,("New Era") the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 5 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

     Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.

As of December 31, 1996, the Partnership estimates that there were approximately 4,781 record owners of Units.

     Distributions

Reference is made to Part II, Item 8, Notes 6 and 7 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated in the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                               For the years ended December 31,
                                                1996          1995           1994           1993         1992
                                                ----          ----           ----           ----         ----
Total Revenue                                 $   613       $   890       $  1,141        $ 2,125       $ 3,100

Total Expenses                                  1,374         1,115            904          2,695         3,789
                                              -------       -------       --------        -------       -------

Net earnings (loss)                           $  (761)      $  (225)      $    237        $  (570)      $  (689)
                                              =======       =======       ========        =======       =======

Net earnings (loss)
 per Unit                                                                                               $ (6.90)
                                                                                                        =======

 Class A                                      $ (8.29)      $ (2.43)      $   1.16        $ (5.57)
                                              =======       =======       ========        =======
 Class B                                      $ (7.08)      $ (2.11)      $   3.08        $ (5.70)
                                              =======       =======       ========        =======
 Class C                                      $ (7.08)      $ (2.11)      $   3.08        $ (5.70)
                                              =======       =======       ========        =======


Distributions per Unit
 (per year)                                                                                             $ 53.75
                                                                                                        =======

 Class A                                      $  -          $  6.18       $  48.34        $ 65.65
                                              =======       =======       ========        =======
 Class B                                      $  1.00       $ 14.07       $  53.41        $ 48.51
                                              =======       =======       ========        =======
 Class C                                      $  1.00       $ 14.07       $  53.41        $ 48.51
                                              =======       =======       ========        =======

Weighted average number
 of Units outstanding                                                                                    99,924
                                                                                                        =======

 Class A                                       38,197        38,197         38,197         38,197
                                              =======       =======       ========        =======
 Class B                                       61,569        61,569         61,569         61,569
                                              =======       =======       ========        =======
 Class C                                          127           127            127            127
                                              =======       =======       ========        =======





Balance Sheet Data
------------------
 (in thousands)                                                       December 31,
                                              1996           1995         1994            1993         1992
                                              ----           ----         ----            ----         ----
Total assets                                 $ 5,541        $ 6,764       $  8,150        $12,718      $20,049
                                             =======        =======       ========        =======      =======

Total liabilities                            $   427        $   828       $    865        $   497      $ 1,684
                                             =======        =======       ========        =======      =======

Partners' equity                             $ 5,114        $ 5,936       $  7,285        $12,221      $18,365
                                             =======        =======       ========        =======      =======

Book value per Unit                                                                                    $183.79
                                                                                                       =======

  Class A                                    $ 48.38        $ 56.67       $  64.70        $112.45
                                             =======        =======       ========        =======
  Class B                                    $ 54.89        $ 62.96       $  78.51        $129.46
                                             =======        =======       ========        =======
  Class C                                    $ 58.46        $ 66.53       $  82.08        $133.03
                                             =======        =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $760,929 in 1996 ($8.29 loss per Class A Unit and $7.08 loss per Class B and Class C Units), as compared to a net loss of $225,314 in 1995 ($2.43 loss per Class A Unit and $2.11 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases ("New Investments") since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1996 results from operations included the following:

  - Lease income decreased $201,777 to $81,010 in 1996 compared to $282,787 in 1995. The decrease is attributable to the declining lease portfolio during 1996 as compared to 1995.

  - Settlement proceeds of $212,766 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $43,605 to $188,710 in 1996 compared to $145,105 in 1995. The increase is primarily attributable to an increase in the average cash balance and interest rates and the recognition in the second quarter of 1996 of approximately $18,000 of interest previously earned on restricted cash balances.

  - Other income increased $93,964 to $343,144 in 1996 compared to $249,180 in 1995 due to the recognition of rental income on foreclosed properties subsequent to March 1995 as rental income. Prior to April 1995, rental income was credited to the investment in foreclosed properties, net. See
    Note 10 to the Partnership's financial statements included in Item 8.

  - Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30, 1996. See Note 8 to the Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees-New Era increased $249,873 to $1,019,003 in 1996 compared to $769,130 in 1995. The increase results from the payment of approximately $611,000 in termination and non-compete fees partially offset by a decrease in the amount of service provided and the length of time in which New Era managed the activities of the Partnership in 1996(approximately $361,000).

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 6 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $344,789 consisting exclusively of general partner expense reimbursement and no general partner distributions. During 1995 the Partnership paid LRC an aggregate of $113,171 consisting of general partner expense reimbursement of $94,508 and general partner distributions of $18,663. Accordingly, aggregate payments to LRC increased $231,618 to $344,789 in 1996 as compared to $113,171 in 1995. The increase results from expenses of approximately $224,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era, described above, plus an increase in other expenses of approximately $8,000.

  - Professional fees-Litigation decreased $73,963 to $141,113 in 1996 from $215,076 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $63,202 to $391,574 in 1996 from $454,776 in 1995. This decrease is primarily due to decreases in legal fees-collections of $52,506, and other legal matters of $20,483, partially offset by an increase in consulting fees of $10,348.

  - Provision for loss on Diverted and other assets decreased $54,315 to $24,140 in 1996 from $78,455 in 1995. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $225,314 in 1995 ($2.43 loss per Class A Unit and $2.11 loss per Class B and Class C Units), as compared to net earnings of $236,423 in 1994 ($1.16 gain per Class A Unit and $3.08 gain per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs, and expenses associated with New Investments.) Significant factors influencing the 1995 results from operations included the following:

  - Lease income decreased $783,372 to $282,787 in 1995 compared to $1,066,159 in 1994. The decrease is attributable to the declining lease portfolio during 1995 as compared to 1994.

  - Settlement proceeds of $212,766 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $77,018 to $145,105 in 1995 compared to $68,087 in 1994. The increase is primarily attributable to interest rate increases and a slight increase in cash balances.

  - Other income increased $242,523 to $249,180 in 1995 compared to $6,657 in 1994 due to the recognition of rental income collected on foreclosed properties.

  - Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. Management fees-New Era decreased $134,215 to $769,130 in 1995 compared to $903,345 in 1994. These fees are affected by the amount of leases acquired during the period and services performed for the Partnership. See Note 8 to the Partnership's financial statements included in Item 8.

  - Professional fees-Litigation of $215,076 in 1995 and $107,848 in 1994 are fees paid in connection with the Partnership's litigation discussed in Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $187,554 to $454,776 in 1995 from $642,330 in 1994. This decrease is primarily due to decreases in legal fees-collections of $73,583, audit fees of $27,786, consulting fees of $70,769 and other legal matters of $15,416.

  - The credit for lease losses decreased by $422,781 to $600,000 in 1995 compared to $1,022,781 in 1994. This decrease reflects the reversal of a 1993 provision for an account deemed to be collectible in 1994 as well as Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets increased $39,831 to $78,455 in 1995 from $38,624 in 1994. The provision for loss in 1995 is primarily attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.


Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership closed its public offering on August 3, 1988 after raising $49,970,000 in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses and distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents decreased by $632,053 to $3,159,509 at December 31, 1996 from $3,791,562 at December 31, 1995. This decrease is primarily due to negative cash flow from operations of $1,776,659 and distributions to partners of approximately $61,696 partially offset by cash receipts from collections on leases of $1,080,515, release of restricted cash of $112,787 and recoveries on foreclosed properties of $13,000.

During 1996, the Partnership's net investment in direct financing leases decreased by $475,515 to $41,479 at December 31, 1996 from $516,994 at December 31, 1995. This decrease is attributable to principal collections of approximately $1 million, partially offset by a credit for lease losses of $605,000.

During 1996, Diverted and other assets, net, decreased by $24,140 to $367,877 at December 31, 1996 from $392,017 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnerships. See Note 3 to the Partnership's financial statements included in Item 8.

Restricted cash decreased by $112,787 to zero at December 31, 1996 due to the removal of claims against such cash (see Note 4 to the Partnership's financial statements included in Item 8) and distribution of such cash to the Partnership with interest in June 1996.

Lessee rental deposits decreased $327,446 resulting from payments made to lessees.

Partners' equity decreased approximately $823,000 during 1996 due to distributions to partners of approximately $62,000 and a net loss for the year of $761,000.


Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental of foreclosed properties. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and foreclosed properties. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations and provide for the ongoing pursuit of litigation, and an orderly liquidation of the Partnership. Distributions to Class A Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Class B and C Limited Partners were suspended after the January 1, 1996 distribution. In the event the Partnership accumulates funds in excess of those required for the ongoing pursuit of litigation and an orderly liquidation of the Partnership, distributions will be made at the appropriate time.

During 1996, the Partnership's operating activities resulted in a use of $1,776,659 of cash. This was due principally to a net loss of $760,929, a non-cash credit for lease losses of $605,000, and decreases in accounts payable and lessee rentals of approximately $400,215 partially offset by a non-cash provision for losses on Diverted and other assets of $24,140. During the period, cash flows from investing activities totalled $1,206,302 relating primarily to principal collections on leases of $1,080,515, the release of restricted cash in the amount of $112,787, and net proceeds from the sale of a foreclosed property of $13,000. Cash flows used for financing activities during 1996 of $61,696 consisted of distributions to limited partners.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners.
However, it is likely that the amount of future distributions, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statements included in Item 8).


Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page(s)
                                                                           -------
Audited Financial Statements:

    Report of Independent Accountants                                      13 - 14

    Balance Sheets
        In Total for All Classes of Limited Partners
        at December 31, 1996 and 1995                                           15

        By Class of Limited Partner
          December 31, 1996                                                     16

          December 31, 1995                                                     17

    Statements of Revenue and Expenses
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                                     18

        By Class of Limited Partner for the years ended
          December 31, 1996                                                     19

          December 31, 1995                                                     20

          December 31, 1994                                                     21

    Statements of Changes in Partners' Equity
        For the years ended December 31,
        1996, 1995 and 1994                                                     22

    Statements of Cash Flows
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                                     23

        By Class of Limited Partner for the years ended
          December 31, 1996                                                     24

          December 31, 1995                                                     25

          December 31, 1994                                                     26

    Notes to Financial Statements                                          27 - 45


                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVI, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVI, L.P. ( "the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 6 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVII, XVIII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.



Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                          December 31,
                                                                    ------------------------

                                                                  1996                  1995
                                                                  ----                  ----
ASSETS
------
Cash and cash equivalents                                      $3,159,509            $3,791,562
Due from management company                                        34,504                  -
Net investment in direct
  financing leases                                                 41,479               516,994
Diverted and other assets, net                                    367,877               392,017
Investment in foreclosed
  properties, net                                               1,937,456             1,950,456
Restricted cash                                                      -                  112,787
Datronic assets, net                                                 -                     -
                                                               ----------            ----------

                                                               $5,540,825            $6,763,816
                                                               ==========            ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                             $  278,347            $  351,116
Lessee rental deposits                                            148,819               476,265
Due to management company                                            -                      151
                                                               ----------            ----------

     Total liabilities                                            427,166               827,532

Total partners' equity                                          5,113,659             5,936,284
                                                               ----------            ----------

                                                               $5,540,825            $6,763,816
                                                               ==========            ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                       December 31, 1996
                                                   -------------------------------------------------------

                                                      Liquidating         Continuing
                                                        Limited            Limited
                                                        Partners           Partners            Total
                                                       --------           --------             -----
ASSETS
------
Cash and cash equivalents                              $1,065,965         $2,093,544         $3,159,509
Due from management company                                12,826             21,678             34,504
Net investment in direct
  financing leases                                          2,520             38,959             41,479
Diverted and other assets, net                            140,676            227,201            367,877
Investment in foreclosed
  properties, net                                         740,883          1,196,573          1,937,456
Datronic assets, net                                         -                  -                  -
                                                       ----------         ----------         ----------

                                                       $1,962,870         $3,577,955         $5,540,825
                                                       ==========         ==========         ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                     $  104,052         $  174,295          $ 278,347
Lessee rental deposits                                     52,777             96,042            148,819
                                                       ----------         ----------          ---------

Total liabilities                                         156,829            270,337            427,166

Total partners' equity                                  1,806,041          3,307,618          5,113,659
                                                       ----------         ----------         ----------


                                                       $1,962,870         $3,577,955         $5,540,825
                                                       ==========         ==========         ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                      December 31, 1995
                                                     --------------------------------------------------

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners           Total
                                                       --------           --------           -----
ASSETS
------
Cash and cash equivalents                              $1,348,281         $2,443,281         $3,791,562
Net investment in direct
  financing leases                                        147,213            369,781            516,994
Diverted and other assets, net                            149,907            242,110            392,017
Investment in foreclosed
  properties, net                                         745,854          1,204,602          1,950,456
Restricted cash                                            43,130             69,657            112,787
Datronic assets, net                                         -                  -                  -
                                                       ----------         ----------         ----------

                                                       $2,434,385         $4,329,431        $ 6,763,816
                                                       ==========         ==========        ===========


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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                    For the years ended December 31,
                                                       ----------------------------------------------------


                                                            1996                  1995               1994
                                                            ----                  ----               ----
Revenue:
  Lease income                                          $   81,010           $   282,787         $1,066,159
  Settlement proceeds                                         -                  212,766               -
  Interest income                                          188,710               145,105             68,087
  Other income                                             343,144               249,180              6,657
                                                        ----------            ----------         ----------

                                                           612,864               889,838          1,140,903
                                                        ----------            ----------         ----------
Expenses:
  Management fees-New Era                                1,019,003               769,130            903,345
  General Partner's expense
    reimbursement                                          344,789                94,508             97,359
  Professional fees-Litigation                             141,113               215,076            107,848
  Professional fees-Other                                  391,574               454,776            642,330
  Other operating expenses                                  58,174               103,207            137,755
  Credit for lease losses                                 (605,000)             (600,000)        (1,022,781)
  Provision for loss on
    Diverted and other assets                               24,140                78,455             38,624
                                                        ----------           -----------         ----------

                                                         1,373,793             1,115,152            904,480
                                                        ----------           -----------         ----------

Net earnings (loss)                                     $ (760,929)          $  (225,314)        $  236,423
                                                        ===========          ============        ==========

Net earnings (loss)
  General Partner                                       $   (7,609)          $    (2,253)        $    2,365
                                                        ===========          ============        ==========

Net earnings (loss)
  Limited Partners                                      $ (753,320)          $  (223,061)        $  234,058
                                                        ===========          ============        ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Revenue:
  Lease income                                           $    23,025      $   57,985       $   81,010
  Interest income                                             72,139         116,571          188,710
  Other income                                               131,218         211,926          343,144
                                                         -----------      ----------       ----------

                                                             226,382         386,482          612,864
                                                         -----------      ----------       ----------
Expenses:
  Management fees-New Era                                    386,400         632,603        1,019,003
  General Partner's expense
    reimbursement                                            129,678         215,111          344,789
  Professional fees-Litigation                                53,962          87,151          141,113
  Professional fees-Other                                    149,203         242,371          391,574
  Other operating expenses                                    20,571          37,603           58,174
  Credit for lease losses                                   (202,672)       (402,328)        (605,000)
  Provision for loss on Diverted
    and other assets                                           9,231          14,909           24,140
                                                         -----------      ----------       ----------

                                                             546,373         827,420        1,373,793
                                                         -----------      ----------       ----------

Net loss                                                 $  (319,991)     $ (440,938)      $ (760,929)
                                                         ===========      ==========       ==========

Net loss-General Partner                                 $    (3,200)     $   (4,409)      $   (7,609)
                                                         ===========      ==========       ==========

Net loss-Limited Partners                                $  (316,791)     $ (436,529)      $ (753,320)
                                                         ===========      ==========       ==========

Net loss per Limited
  Partnership Unit                                       $    ( 8.29)     $   ( 7.08)
                                                         ===========      ==========

Weighted average number
  of limited partnership units
  outstanding                                                 38,197          61,696
                                                         ===========      ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Revenue:
  Lease income                                             $  89,471      $  193,316       $  282,787
  Settlement proceeds                                         81,362         131,404          212,766
  Interest income                                             55,045          90,060          145,105
  Other income                                                95,286         153,894          249,180
                                                           ---------      ----------       ----------

                                                             321,164         568,674          889,838
                                                           ---------      ----------       ----------
Expenses:
  Management fees-New Era                                    288,052         481,078          769,130
  General Partner's expense
    reimbursement                                             36,140          58,368           94,508
  Professional fees-Litigation                                82,245         132,831          215,076
  Professional fees-Other                                    171,306         283,470          454,776
  Other operating expenses                                    36,488          66,719          103,207
  Credit for lease losses                                   (229,440)       (370,560)        (600,000)
  Provision for loss on Diverted
    and other assets                                          30,001          48,454           78,455
                                                           ---------      ----------       ----------

                                                             414,792         700,360        1,115,152
                                                           ---------      ----------       ----------

Net loss                                                   $ (93,628)     $ (131,686)      $ (225,314)
                                                           =========      ==========       ==========

Net loss-General Partner                                   $    (936)     $   (1,317)      $   (2,253)
                                                           =========      ==========       ==========

Net loss-Limited Partners                                  $ (92,692)     $ (130,369)      $ (223,061)
                                                           =========      ==========       ==========


Net loss per Limited Partnership Unit                      $   (2.43)     $    (2.11)
                                                           =========      ==========

Weighted average number
  of limited partnership units
  outstanding                                                 38,197          61,696
                                                           =========      ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994



                                                             Liquidating      Continuing
                                                              Limited          Limited
                                                              Partners         Partners           Total
                                                              --------        --------            -----
Revenue:
  Lease income                                               $ 346,264        $ 719,895        $ 1,066,159
  Interest income                                               26,036           42,051             68,087
  Other income                                                   2,476            4,181              6,657
                                                             ---------        ---------        -----------

                                                               374,776          766,127          1,140,903
                                                             ---------        ---------        -----------


Expenses:
  Management fees-New Era                                      338,686          564,659            903,345
  General Partner's expense
    reimbursement                                               37,230           60,129             97,359
  Professional fees-Litigation                                  41,241           66,607            107,848
  Professional fees-Other                                      244,694          397,636            642,330
  Other operating expenses                                      48,721           89,034            137,755
  Credit for lease losses                                     (395,127)        (627,654)        (1,022,781)
  Provision for loss on Diverted
    and other assets                                            14,770           23,854             38,624
                                                             ---------        ---------        -----------

                                                               330,215          574,265            904,480
                                                             ---------        ---------        -----------

Net earnings                                                 $  44,561        $ 191,862        $   236,423
                                                             =========        =========        ===========

Net earnings-General Partner                                 $     446        $   1,919        $     2,365
                                                             =========        =========        ===========

Net earnings-Limited Partners                                $  44,115        $ 189,943        $   234,058
                                                             =========        =========        ===========

Net earnings per Limited
  Partnership Unit                                           $    1.16        $    3.08
                                                             =========        =========

Weighted average number
  of limited partnership
  units outstanding                                             38,197           61,696
                                                             =========        =========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                                      Liquidating         Continuing
                                                       General          Limited            Limited             Total
                                                      Partner's        Partners'           Partners'          Partners'
                                                        Equity           Equity             Equity             Equity
                                                        ------           ------             ------             ------
Balance, December 31, 1993                            $    -           $4,272,849         $7,948,338        $12,221,187

  Distributions to partners                             (33,431)       (1,845,574)        (3,293,781)        (5,172,786)
  Net earnings                                            2,365            44,115            189,943            236,423
  Allocation of General Partner's
    Equity                                               31,066           (10,439)           (20,627)              -
                                                      ---------        ----------        -----------        -----------

Balance, December 31, 1994                                 -            2,460,951          4,823,873          7,284,824
                                                      ---------        ----------        -----------        -----------


  Distributions to partners                             (18,663)         (236,227)          (868,336)        (1,123,226)
  Net loss                                               (2,253)          (92,692)          (130,369)          (225,314)
  Allocation of General Partner's
    Equity                                               20,916            (6,000)           (14,916)              -
                                                      ---------        ----------        -----------        -----------

Balance, December 31, 1995                                 -            2,126,032          3,810,252          5,936,284
                                                      ---------        ----------        -----------        -----------
  Distributions to partners                                -                 -               (61,696)           (61,696)
  Net loss                                               (7,609)         (316,791)          (436,529)          (760,929)
  Allocation of General Partner's
    Equity                                                7,609            (3,200)            (4,409)              -
                                                      ---------        ----------        -----------        -----------

Balance, December 31, 1996                            $    -           $1,806,041        $ 3,307,618        $ 5,113,659
                                                      =========        ==========        ===========        ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                    For the years ended December 31,
                                                       -------------------------------------------------------



                                                            1996                  1995               1994
                                                            ----                  ----               ----
Cash flows from operating activities:
  Net earnings (loss)                                  $  (760,929)         $  (225,314)          $  236,423
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
    Credit for lease losses                               (605,000)            (600,000)          (1,022,781)
    Provision for loss on
        Diverted and other assets                           24,140               78,455               38,624
    Changes in assets and liabilities:
        Due to/from General Partner                           -                    -                   1,415
        Due to/from management company                     (34,655)                (235)              (1,427)
        Accounts payable and
        accrued expenses                                   (72,769)             (15,378)              59,808
        Lessee rental deposits                            (327,446)             (21,898)              84,265
                                                       -----------          -----------           ----------

                                                        (1,776,659)            (784 370)            (603,673)
                                                       -----------          -----------           ----------
Cash flows from investing activities:
  Principal collections on leases                        1,080,515            2,321,486            5,314,406
  Sale of leases                                              -                    -                 846,009
  Distribution of Diverted
    and other assets                                          -                 145,003                 -
  Distribution of Datronic assets                             -                  27,904               21,085
  Release of Restricted cash                               112,787                 -                    -
  Repayments of commercial lease paper                        -                   1,444               53,364
  Investment in foreclosed properties                       13,000               51,037              193,579
                                                       -----------          -----------           ----------


                                                         1,206,302            2,546,874            6,428,443
                                                       -----------          -----------           ----------
Cash flows from financing activities:
  Distributions to Limited Partners                        (61,696)          (1,104,563)          (5,139,355)
  Distributions to General Partner                            -                 (18,663)             (33,431)
                                                       -----------          -----------           ----------

                                                          ( 61,696)          (1,123,226)          (5,172,786)
                                                       -----------          -----------           ----------

Net increase (decrease) in cash
  and cash equivalents                                    (632,053)             639,278              651,984
Cash and cash equivalents:
  Beginning of year                                      3,791,562            3,152,284            2,500,300
                                                       -----------          -----------           ----------

  End of year                                          $ 3,159,509          $ 3,791,562           $3,152,284
                                                       ===========          ===========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                                  Liquidating          Continuing
                                                                    Limited             Limited
                                                                    Partners            Partners              Total
                                                                    --------            --------              -----
Cash flows from operating activities:
  Net loss                                                        $ (319,991)         $ (440,938)         $ ( 760,929)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Credit for lease losses                                         (202,672)           (402,328)            (605,000)
    Provision for loss on Diverted
      and other assets                                                 9,231              14,909               24,140
    Changes in assets and liabilities:
      Due to/from management company                                 (12,893)            (21,762)             (34,655)
      Accounts payable
        and accrued expenses                                         (29,742)            (43,027)             (72,769)
      Lessee rental deposits                                        (121,715)           (205,731)            (327,446)
                                                                  ----------          ----------           ----------

                                                                    (677,782)         (1,098,877)          (1,776,659)
                                                                  ----------          ----------           ----------

Cash flows from investing activities:
  Principal collections on leases                                    347,365             733,150            1,080,515
  Release of Restricted cash                                          43,130              69,657              112,787
  Investment in foreclosed
    properties                                                         4,971               8,029               13,000
                                                                  ----------          ----------           ----------

                                                                     395,466             810,836            1,206,302
                                                                  ----------          ----------           ----------

Cash flows from financing activities:
  Distributions to limited Partners                                     -                (61,696)             (61,696)
  Distributions to General Partner                                      -                   -                    -
                                                                  ----------          ----------           ----------

                                                                        -                (61,696)             (61,696)
                                                                  ----------          ----------           ----------

Net decrease in cash and
  cash equivalents                                                  (282,316)           (349,737)            (632,053)

Cash and cash equivalents:
  Beginning of year                                                1,348,281           2,443,281            3,791,562
                                                                  ----------          ----------           ----------

  End of year                                                     $1,065,965          $2,093,544           $3,159,509
                                                                  ==========          ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995



                                                                   Liquidating         Continuing
                                                                     Limited            Limited
                                                                    Partners            Partners            Total
                                                                    --------            --------            -----
Cash flows from operating activities:
  Net loss                                                        $   (93,628)        $ (131,686)        $  (225,314)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Credit for lease losses                                        (229,440)          (370,560)           (600,000)
      Provision for loss on Diverted
        and other assets                                               30,001             48,454              78,455
      Changes in assets and liabilities:
        Due to/from management company                                   -                  (235)               (235)
        Accounts payable
          and accrued expenses                                         (7,452)            (7,926)            (15,378)
        Lessee rental deposits                                        (11,158)           (10,740)            (21,898)
                                                                  -----------         ----------         -----------

                                                                     (311,677)          (472,693)           (784,370)
                                                                  -----------         ----------         -----------

Cash flows from investing activities:
  Principal collections on leases                                     799,405          1,522,081           2,321,486
  Distribution of Diverted
    and other assets, net                                              55,450             89,553             145,003
  Distribution of Datronic assets                                      10,670             17,234              27,904
  Repayments of commercial lease paper                                    552                892               1,444
  Investment in foreclosed
    properties                                                         19,517             31,520              51,037
                                                                  -----------         ----------         -----------

                                                                      885,594          1,661,280           2,546,874
                                                                  -----------         ----------         -----------

Cash flows from financing activities:
  Distributions to limited Partners                                  (236,227)          (868,336)         (1,104,563)
  Distributions to General Partner                                     (5,065)           (13,598)            (18,663)
                                                                  -----------         ----------         -----------

                                                                     (241,292)          (881,934)         (1,123,226)
                                                                  -----------         ----------         -----------

Net increase in cash and
  cash equivalents                                                    332,625            306,653             639,278

Cash and cash equivalents:
  Beginning of year                                                 1,015,656          2,136,628           3,152,284
                                                                  -----------         ----------         -----------

  End of year                                                     $ 1,348,281         $2,443,281         $ 3,791,562
                                                                  ===========         ==========         ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                                   Liquidating         Continuing
                                                                     Limited            Limited
                                                                    Partners            Partners            Total
                                                                    --------            --------            -----
Cash flows from operating activities:
  Net earnings                                                     $   44,561         $  191,862         $   236,423
  Adjustments to reconcile net
    earnings to net cash used in
    operating activities:
      Credit for lease losses                                        (395,127)          (627,654)         (1,022,781)
      Provision for loss on Diverted
        and other assets                                               14,770             23,854              38,624
      Changes in assets and liabilities:
        Due to/from General Partner                                       541                874               1,415
        Due to/from management company                                   (465)              (962)             (1,427)
        Accounts payable
          and accrued expenses                                         25,098             34,710              59,808
        Lessee rental deposits                                         27,198             57,067              84,265
                                                                  -----------         ----------         -----------

                                                                     (283,424)          (320,249)           (603,673)
                                                                  -----------         ----------            --------

Cash flows from investing activities:
  Principal collections on leases                                   1,899,974          3,414,432           5,314,406
  Sale of leases                                                      214,118            631,891             846,009
  Distribution of Datronic assets                                       8,063             13,022              21,085
  Repayments of commercial lease paper                                 20,407             32,957              53,364
  Investment in foreclosed
    properties                                                         74,025            119,554             193,579
                                                                  -----------        -----------         -----------

                                                                    2,216,587          4,211,856           6,428,443
                                                                  -----------        -----------         -----------


Cash flows from financing activities:
  Distributions to limited Partners                                (1,845,574)        (3,293,781)         (5,139,355)
  Distributions to General Partner                                    (10,883)           (22,548)            (33,431)
                                                                  -----------        -----------         -----------

                                                                   (1,856,457)        (3,316,329)         (5,172,786)
                                                                  -----------        -----------         -----------

Net increase in cash and
  cash equivalents                                                     76,706            575,278             651,984

Cash and cash equivalents:
  Beginning of year                                                   938,950          1,561,350           2,500,300
                                                                  -----------        -----------         -----------

  End of year                                                     $ 1,015,656        $ 2,136,628         $ 3,152,284
                                                                  ===========        ===========         ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high- and low-technology equipment.

Concurrent with the commencement of the Liquidating Phase of the Partnership on August 3, 1993, the Partnership ceased new investment in equipment leases and began the orderly liquidation of all Partnership assets.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVII, XVIII, XIX, and XX and Datronic Finance Income Fund I (herein referred to as "Fund XVII", "Fund XVIII", "Fund XIX", "Fund XX" and "Finance Fund I", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (See Note 5), DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 6). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present allocations of the various categories of assets, liabilities,

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.57 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 5, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 5 and 9).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

  INVESTMENT IN FORECLOSED PROPERTIES, NET -Investments in foreclosed properties, net, includes the net book value of the leases for which the properties were pledged as collateral, amounts paid to liquidate senior lender positions in the properties, and carrying costs related to the properties. These amounts are offset

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


by an allowance for loss to reduce the investment to estimated net realizable value of the properties.

 DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $640,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 4.8% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which includes provisions for valuation adjustments, investigation and recovery fees, carrying costs, and costs of disposition. The estimated net realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31, 1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $24,140, $78,455 and $38,624 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 5. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:


                                                ALLOWANCE
                                  COST          FOR LOSS              NET
                               ----------       ----------         ---------
Diverted and other assets
December 31, 1993               $ 892,291       $ (238,192)       $ 654,099

1994 Provision for loss from
  Diverted and other assets          -             (38,624)         (38,624)
                                ---------       ----------        ---------

Diverted and other assets
December 31, 1994                 892,291        (276,816)          615,475

Distribution to the
  Partnership in 1995            (145,003)           -             (145,003)

1995 Provision for loss from
  Diverted and other assets          -            (78,455)          (78,455)
                               ----------       ---------         ---------

Diverted and other assets
December 31, 1995                 747,288        (355,271)          392,017

1996 Provision for loss from
  Diverted and other assets          -            (24,140)          (24,140)
                               ----------       ---------         ---------

Diverted and other assets
December 31, 1996              $  747,288       $(379,411)        $ 367,877
                               ==========       =========         =========


Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.



NOTE 4 - RESTRICTED CASH:

At December 31, 1995, Restricted Cash represented the Partnership's 6.836% undivided interest in cash claimed by the Datronic Partnerships which was subject to or may have been impacted by claims made by a former defendant of the Class Action. As further described in Note 5, during 1996 all claims against the cash were released and amounts formerly designated as restricted cash were remitted to the Partnership and are included in cash as of December 31, 1996.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp.("New Era") to manage the day-to-day operations of the Datronic Partnerships(See Note 8), and various amendments to the Partnership Agreement (See Note 6). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 9).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Professionals), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain other Partnership litigation.



Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


Siegan, Weiss and Price Waterhouse (collectively, "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see
Note 9) and Datronic has subsequently ceased operations, such receivable would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($212,766 for the Partnership).

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $35,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other litigation. Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 6 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 5, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership commenced on August 3, 1993 each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to 11% annually of their Adjusted Capital Contributions ("Target Distributions"). Available cash in excess of Target Distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Class B and Class C Limited Partners were suspended after the January 1, 1996 distribution. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the commencement of the Liquidating Phase on August 3, 1993, the Partnership ceased New Investments and the General Partner began the orderly liquidation of all Partnership assets. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A, Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


the number of units outstanding.

The Amended Partnership Agreements of the Datronic Partnerships provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (see Note 8). LRC is entitled to no other fees or other reimbursements from the Partnership.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


For 1996, 1995 and 1994, the following aggregate amounts are recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:


                                                                   Year ended December 31,
                                                                   -----------------------


                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========

The Partnership's share of these amounts was:


                                                                 Year ended December 31,
                                                                 -----------------------

                                                                 1996                1995               1994
                                                                 ----                ----               ----
1% Distribution                                               $      -            $   18,663        $   33,431
Expense Reimbursement in excess
   of the 1% Distribution                                        344,789              94,508            97,359
                                                              ----------          ----------        ----------

Total                                                         $  344,789          $  113,171        $  130,790
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $167,048.

NOTE 7 - PARTNERS' EQUITY:

During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $     -           $    -            $    -           $   -          $    -
    Class B                         61,569             -                 -               -              61,569
    Class C                            127             -                 -               -                 127
                                ----------        --------          --------         --------       ----------

    Total                       $   61,696        $    -            $    -           $   -          $   61,696
                                ==========        ========          ========         ========       ==========


  General Partner               $      -          $    -            $    -           $   -          $    -
                                ==========        ========          ========         ========       ==========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $  100,245        $ 74,867        $     -          $   61,115       $  236,227
    Class B                        424,483         114,518           114,518          213,031          866,550
    Class C                            876             235               236              439            1,786
                                ----------        --------        ----------       ----------       ----------

    Total                       $  525,604        $189,620        $  114,754       $  274,585       $1,104,563
                                ==========        ========        ==========       ==========       ==========

  General Partner               $   12,703        $  5,380        $    2,733       $   (2,153)      $   18,663
                                ==========        ========        ==========       ==========       ==========



For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                  $   -             $  1.00            $  1.00
                 2nd                      -                 -                  -
                 3rd                      -                 -                  -
                 4th                      -                 -                  -
                                      --------          -------            -------

                 Total                $   -            $   1.00            $  1.00
                                      ========         ========            =======


For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                       Class A           Class B            Class C
                                       -------           -------            -------
                 1st                     $2.62           $ 6.89             $ 6.89
                 2nd                      1.96             1.86               1.86
                 3rd                       -               1.86               1.86
                 4th                      1.60             3.46               3.46
                                         -----           ------             ------

                 Total                   $6.18           $14.07             $14.07
                                         =====           ======             ======


At December 31, 1996 and 1995, there were 38,197 Class A Units, 61,569 Class B Units, 127 Class C Units, and one General Partner Unit outstanding.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                    Funds            Cumulative
                                   Raised           Distributions
                                   ------           -------------
                 Class A         $19,098,500         $15,160,208
                 Class B          30,784,500          24,238,299
                 Class C              63,500              50,835
                                 -----------         -----------

                 Total           $49,946,500         $39,449,342
                                 ===========         ===========


NOTE 8 - MANAGEMENT AGREEMENT:


During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003 or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:


(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").


(2) Management Fee: an amount equal to the greater of twenty-five percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.


(3) Reinvestment Fee: an amount equal to two and one-half percent (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.


(4) Incentive Fee: an amount equal to thirty-seven and one-half percent (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $611,282.

Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:

                                                                  Year ended December 31,
                                            --------------------------------------------------------------
                                                 1996                   1995                      1994
                                                 ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $3,407,202             $7,492,616                $8,716,867

Reinvestment Fee                                 39,688                546,924                   674,683

Incentive Fee                                     5,809                   -                         -

Termination Fee                               3,267,497                   -                         -

Non-Compete Fee                               1,021,093                   -                         -
                                             ----------             ----------                ----------

     Total                                   $7,741,289             $8,039,540                $9,391,550
                                             ==========             ==========                ==========

The Partnership's share of these amounts was:


                                                                Year ended December 31,
                                            -------------------------------------------------------------
                                                 1996                   1995                      1994
                                                 ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $  407,052             $  769,130                $  903,345

Reinvestment Fee                                   -                      -                         -

Incentive Fee                                       669                   -                         -

Termination Fee                                 465,739                   -                         -

Non-Compete Fee                                 145,543                   -                         -
                                             ----------             ----------                ----------

     Total                                   $1,019,003             $  769,130                $  903,345
                                             ==========             ==========                ==========

The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non-Compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

At December 31, 1996 New Era owed the Partnership $34,504 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.

NOTE 9 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 5), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 7.1% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to the inherent difficulty in estimating future costs and expenses,

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are, however, certain claims pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.

NOTE 10 - INVESTMENT IN FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. The properties are recorded at aggregate net realizable value which equals the Partnership's cost basis less an allowance for loss which included provisions for valuation adjustments and costs of disposition. Aggregate net realizable value is as follows:

                                                                        December  31,
                                                           ----------------------------------------
                                                               1996                          1995
                                                           -----------                   ----------
Cost                                                       $4,808,666                    $4,821,666
Allowance for loss                                         (2,871,210)                   (2,871,210)
                                                           ----------                    ----------

Net                                                        $1,937,456                    $1,950,456
                                                           ==========                    ==========

Two of the properties are subject to lease agreements. Through the first quarter of 1995, rental receipts net of expenses were applied to the Partnership's cost basis as recoveries under the defaulted leases. Subsequent rental receipts of $343,144 in 1996 and $246,600 in 1995 have been recorded as other income. Remaining rents under the lease agreements are $252,448 for 1997.

Due to the volatile nature of real estate values there exists a reasonable possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as Arizona, California, Colorado, Illinois, Minnesota, North Carolina and Oklahoma. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, photocopying equipment, medical equipment, and

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


transportation equipment. At December 31, 1996 approximately 31% of the Partnership's net investment in direct financing leases (31% for Liquidating and 30% for Continuing Limited Partners) is concentrated in the service industry. There are no other significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.


NOTE 12 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:


                                                                      December 31, 1996
                                                   ---------------------------------------------------
                                                    Liquidating         Continuing
                                                      Limited            Limited
                                                      Partners           Partners             Total
                                                    -----------        -----------          ---------
Minimum lease payments
  receivable                                        $    47,197         $   130,095        $   177,292
Non-performing leases                                   363,032             592,661            955,693
Unearned income                                          (1,258)             (6,338)            (7,596)
                                                    -----------         -----------        -----------
Net investment in direct
  financing leases before
    allowance                                           408,971             716,418          1,125,389
Allowance for lease losses                             (406,451)           (677,459)        (1,083,910)
                                                    -----------         -----------        -----------
Net investment in direct
  financing leases                                  $     2,520         $    38,959        $    41,479
                                                    ===========         ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases                        $    15,688         $    28,797        $    44,485
                                                    ===========         ===========        ===========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                                                  December 31, 1995
                                                -------------------------------------------------------
                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners           Total
                                                   -----------          -----------        ----------
Minimum lease payments
  receivable                                       $    223,159         $   537,268        $   760,427
Non-performing leases                                   572,770             931,263          1,504,033
Estimated residuals                                      10,560              17,055             27,615
Unearned income                                         (11,589)            (34,216)           (45,805)
                                                   ------------         -----------        -----------
Net investment in direct
  financing leases before
   allowance                                            794,900           1,451,370          2,246,270
Allowance for lease losses                             (647,687)         (1,081,589)        (1,729,276)
                                                   ------------         -----------        -----------
Net investment in direct
  financing leases                                 $    147,213         $   369,781        $   516,994
                                                   ============         ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases                       $     69,013         $   120,239        $   189,252
                                                   ============         ===========        ===========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:


                                                  Liquidating         Continuing
                                                    Limited            Limited
                                                    Partners           Partners            Total
                                                  -----------         ----------         --------
  Balance, beginning
     of 1995                                      $1,010,261          $ 1,669,720       $ 2,679,981
  Reductions                                        (229,440)            (370,560)         (600,000)
  Charge-offs                                       (133,134)            (217,571)         (350,705)
                                                  ----------          -----------       -----------

  Balance, end of 1995                               647,687            1,081,589         1,729,276
  Reductions                                        (202,672)            (402,328)         (605,000)
  Charge-offs                                        (38,564)              (1,802)          (40,366)
                                                  ----------          -----------       -----------

  Balance, end of 1996                            $  406,451          $   677,459       $ 1,083,910
                                                  ==========          ===========       ===========

The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:

                                                 Liquidating            Continuing
                                                   Limited              Limited
                                                  Partners              Partners            Total
                                                 -----------           ----------         ----------
                          1997                   $   47,197            $  114,803         $  162,000
                          1998                         -                   15,292             15,292
                          1999                         -                     -                  -
                          2000                         -                     -                  -
                          2001                         -                     -                  -
                                                 ----------            ----------         ----------
                                                 $   47,197            $  130,095         $  177,292
                                                 ==========            ==========         ==========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 13 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net loss determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:

                                                         Liquidating       Continuing
                                           General           Limited          Limited
                                           Partner          Partners         Partners             Total
                                          ---------      -----------       ----------           --------
Net loss per accompanying
  statements                          $    (7,609)     $  (316,791)       $  (436,529)          $  (760,929)
Effect of leases treated as
  operating leases for tax
  purposes                                (23,200)        (812,152)        (1,484,654)           (2,320,006)
Effect of principal repayments
  treated as income for tax
  purposes                                 (3,570)        (131,670)          (221,719)             (356,959)
Provision for loss on
  foreclosed properties                    (1,503)         (56,886)           (91,875)             (150,264)
Provision for loss on
  Diverted and other assets                   941           35,629             57,542                94,112
Provision for Class Counsel
  fees and expenses, net                      -            (37,430)           (60,324)              (97,754)

Other, net                                    439           16,319             27,157                43,915
                                        ---------      -----------        -----------          ------------

Loss for Federal income tax
  purposes in total                     $ (34,502)     $(1,302,981)       $(2,210,402)         $ (3,547,885)
                                        =========      ===========        ===========          ============



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 5, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

           Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                  Director
      Name                                   Position and Office                            Since
----------------------                 -------------------------------                     -------
Donald D. Torisky                      Chairman of the Board and
                                       Chief Executive Officer                              12/92

Robert P. Schaen                       Vice-Chairman of the Board and
                                       Chief Financial Officer                              12/92

Arthur M. Mintz                        Vice-Chairman of the Board and
                                       General Counsel                                      12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11- MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:


           Chairman of the
           Board and Chief                                     All Other
          Executive Officer               Salary             Compensation(b)
          -----------------               ------             ------------
          Donald D. Torisky              $406,905               $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.27%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.


                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       (1)  Financial Statements
            See index to Financial Statements included in Item 8 of this report.

       (2)  Financial Statement Schedules
            None.

       (3)  Exhibits

            The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b)    Reports on Form 8-K

       The Partnership filed a Form 8-K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 8)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.


            DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

March 26, 1997         By: Lease Resolution Corporation,
                           General Partner


                       By:  /s/ Donald D. Torisky
                           -------------------------------
                           Donald D. Torisky
                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                  March 26, 1997
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.


By:   /s/ Robert P. Schaen                                   March 26, 1997
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.


By:   /s/ Arthur M. Mintz                                    March 26, 1997
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P..

                                 EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

        10             Management Termination Agreement, effective July 1, 1996.

        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.