Form 10-Q
period 1997-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1997-05-12
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                               Exchange Act of 1934
                       ---------------------------------


For the Quarter Ended
    March 31, 1997                              Commission File Number  0-16764
-----------------------                         -------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)




      Delaware                                                 36-3535958
---------------------                                ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                   Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
Address of principal                                      City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
                                                     --------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  x   No
                                       ----     ----

                              (2)  Yes  x   No
                                       ----     ----

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                         PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      March 31, 1997 (unaudited)                                              3

      December 31, 1996                                                       4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1997                               5

      For the three months ended March 31, 1996                               6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1997
        (unaudited)                                                           7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1997                               8

      For the three months ended March 31, 1996                               9

    Notes to Financial Statements (unaudited)                                10

Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       11 - 13



                         PART II - OTHER INFORMATION

Items 1-6.                                                                   14
----------

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                 March 31, 1997
                                  (Unaudited)



                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                     ----------          ----------          ---------
ASSETS
------

Cash and cash equivalents                             $1,038,988           $2,068,865           $3,107,853
Net investment in direct
  financing leases                                          -                   5,988                5,988
Investment in foreclosed
  properties,  net                                       738,703            1,193,053            1,931,756
Diverted and other assets, net                           140,676              227,201              367,877
Datronic assets, net                                        -                    -                    -
                                                      ----------           ----------           ----------

                                                      $1,918,367           $3,495,107           $5,413,474
                                                      ==========           ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                    $   65,977            $ 111,930           $  177,907
Lessee rental deposits                                    34,831               57,311               92,142
                                                      ----------            ---------           ----------


Total liabilities                                        100,808              169,241              270,049


Total partners' equity                                 1,817,559            3,325,866            5,143,425
                                                      ----------           ----------           ----------

                                                      $1,918,367           $3,495,107           $5,413,474
                                                      ==========           ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               December 31, 1996


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners           Total
                                                      ----------         ----------        ---------
ASSETS
------

Cash and cash equivalents                              $1,065,965         $2,093,544         $3,159,509
Due from management company                                12,826             21,678             34,504
Net investment in direct
  financing leases                                          2,520             38,959             41,479
Diverted and other assets, net                            140,676            227,201            367,877
Investment in foreclosed
  properties, net                                         740,883          1,196,573          1,937,456
Datronic assets, net                                         -                  -                  -
                                                       ----------         ----------         ----------

                                                       $1,962,870         $3,577,955         $5,540,825
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1997
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $  1,971             $  5,949            $   7,920
  Interest income                                         12,823               21,655               34,478
  Rental income                                           39,653               64,043              103,696
                                                        --------             --------            ---------

                                                          54,447               91,647              146,094
                                                        --------             --------            ---------

Expenses:
  General Partner's
    expense reimbursement                                 63,911              106,309              170,220
  Professional fees                                       24,045               39,536               63,581
  Other operating expenses                                 5,271                8,788               14,059
  Credit for lease losses                                (50,298)             (81,234)            (131,532)
                                                        --------             --------            ---------

                                                          42,929               73,399              116,328
                                                        --------             --------            ---------


Net earnings                                            $ 11,518             $ 18,248            $  29,766
                                                        ========             ========            =========

Net earnings
  -General Partner                                      $    115             $    182            $     297
                                                        ========             ========            =========

Net earnings
  -Limited Partners                                     $ 11,403             $ 18,066            $  29,469
                                                        ========             ========            =========

Net earnings per limited
  partnership unit                                        $ 0.30               $ 0.29
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $  8,769             $ 19,762            $  28,531
  Interest income                                         15,889               25,678               41,567
  Rental income                                           31,433               50,767               82,200
                                                        --------             --------            ---------

                                                          56,091               96,207              152,298
                                                        --------             --------            ---------

Expenses:
  Management fees-New Era                                 70,259              117,175              187,434
  General Partner's
    expense reimbursement                                 25,769               41,619               67,388
  Professional fees                                       38,125               61,852               99,977
  Other operating expenses                                 7,224               13,020               20,244
  Credit for lease losses                                (57,360)             (92,640)            (150,000)
                                                        --------             --------            ---------

                                                          84,017              141,026              225,043
                                                        --------             --------            ---------


Net loss                                                $(27,926)            $(44,819)           $ (72,745)
                                                        ========             ========            =========


Net loss - General Partner                              $   (279)            $   (448)           $    (727)
                                                        ========             ========            =========


Net loss - Limited Partners                             $(27,647)            $(44,371)           $ (72,018)
                                                        ========             ========            =========

Net loss per limited
  partnership unit                                        $(0.72)              $(0.72)
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                                      Liquidating          Continuing
                                                     General            Limited              Limited             Total
                                                    Partner's          Partners'            Partners'          Partners'
                                                     Equity             Equity               Equity             Equity
                                                    --------           --------             --------           --------
Balance, December 31, 1996                        $(121,032)*         $1,848,158         $3,386,533           $5,113,659

  Net earnings                                          297               11,403             18,066               29,766
  Allocation of General
    Partner's Equity                                120,735              (42,002)           (78,733)                -
                                                  ---------           ----------         ----------           ----------


Balance, March 31, 1997                           $    -              $1,817,559         $3,325,866           $5,143,425
                                                  =========           ==========         ==========           ==========



* Balance as previously reported was $0 due to allocation of $42,117 and $78,915 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1997
                                  (Unaudited)


                                                              Liquidating          Continuing
                                                                Limited              Limited
                                                               Partners             Partners             Total
                                                              ----------           ----------          ---------
Cash flows from
  operating activities:
  Net earnings                                                $   11,518            $   18,248          $   29,766
  Adjustments to
    reconcile net earnings to
    net cash used in
    operating activities:
    Credit for lease losses                                      (50,298)              (81,234)           (131,532)
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                                         (38,075)              (62,365)           (100,440)
      Lessee rental deposits                                     (17,946)              (38,731)            (56,677)
      Due to management company                                   12,826                21,678              34,504
                                                              ----------            ----------           ---------

                                                                 (81,975)             (142,404)           (224,379)
                                                               ---------            ----------           ---------


Cash flows from investing activities:
  Principal collections
    on leases                                                     52,818               114,205             167,023
  Investment in foreclosed
    properties                                                     2,180                 3,520               5,700
                                                              ----------            ----------          ----------

                                                                  54,998               117,725             172,723
                                                              ----------            ----------          ----------

Net decrease in cash and
  cash equivalents                                               (26,977)              (24,679)            (51,656)
Cash and cash equivalents:
  Beginning of year                                            1,065,965             2,093,544           3,159,509
                                                              ----------            ----------          ----------

  End of first quarter                                        $1,038,988            $2,068,865          $3,107,853
                                                              ==========            ==========          ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1996
                                  (Unaudited)


                                                                  Liquidating          Continuing
                                                                    Limited              Limited
                                                                    Partners            Partners               Total
                                                                   ----------          ----------            ---------
Cash flows from
  operating activities:
  Net loss                                                         $  (27,926)           $  (44,819)          $  (72,745)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                                           (57,360)              (92,640)            (150,000)
    Changes in assets
      and liabilities:
      Accounts payable and
        accrued expenses                                              (20,624)              (27,246)             (47,870)
      Lessee rental deposits                                           (2,149)               (3,573)              (5,722)
      Due to management company                                             3                     5                    8
                                                                   ----------            ----------           ----------

                                                                     (108,056)             (168,273)            (276,329)
                                                                   ----------            ----------           ----------


Cash flows from investing activities:
  Principal collections on leases                                     122,411               255,151              377,562
                                                                   ----------            ----------           ----------

Cash flows from financing activities:
  Distributions to
    Limited Partners                                                     -                  (61,696)             (61,696)
                                                                   ----------            ----------           ----------


Net increase in cash and
  cash equivalents                                                     14,355                25,182               39,537
Cash and cash equivalents:
  Beginning of year                                                 1,348,281             2,443,281            3,791,562
                                                                   ----------            ----------           ----------

  End of first quarter                                             $1,362,636            $2,468,463           $3,831,099
                                                                   ==========            ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 3, 4, 5, and 6 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established,and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 - INVESTMENT ON FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. Two of the properties are subject to separate lease agreements each containing renewal provisions exercisable by the lessee under certain conditions. One lease agreement extends to November, 1997 and provides rental payments of $220,000 for 1997. The original term of the second lease agreement expired in February 1997. The tenant is continuing to occupy the premises on a month-to-month basis with a monthly rental of $11,248.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash which was used to, generally, pay Partnership operating expenses.

Net investment in direct financing leases decreased approximately $35,000 during the three months ended March 31, 1997 primarily due to principal collections of approximately $167,000 partially offset by a credit for lease losses of approximately $132,000.

Accounts payable and accrued expenses decreased approximately $100,000 during the three months ended March 31, 1997 primarily due to payment of accrued legal fees.

Lessee rental deposits decreased approximately $57,000 resulting from payments made to lessees.

In the aggregate, partners' equity increased approximately $30,000 during the three months ended March 31, 1997 due to earnings.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $224,000 of cash. This was due principally to decreases in accounts payable and rental deposits of approximately $157,000 and a non-cash credit for lease loss of approximately $132,000, partially offset by net earnings of approximately $30,000 and a decrease in due from management company of approximately $35,000. During the period, cash flows from investing activities aggregated approximately $173,000 relating primarily to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental of foreclosed properties. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and foreclosed properties. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations and provide for the ongoing pursuit of litigation, and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution. It is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $21,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the declining lease portfolio.

Rental income increased approximately $21,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to rental rate increases.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to approximately $187,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $170,000 as compared to approximately $67,000 for the three months ended March 31, 1996. The increase of approximately $103,000 results from expenses of approximately $110,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June 30, 1996 (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K), partially offset by an overall decrease in all other expenses of approximately $7,000.

Professional fees decreased approximately $36,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased audit fees, consulting fees and legal fees for collections and Partnership claims against former accountants and others.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.



                                     DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                     Registrant





                             By:     /s/DONALD D. TORISKY
                                     ---------------------------------------
                                     Donald D. Torisky
                                     Chairman and Chief Executive Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XVI, L.P.



                             By:     /s/ROBERT P. SCHAEN
                                     --------------------------------------
                                     Robert P. Schaen
                                     Vice Chairman and Chief Financial Officer,
                                     Lease Resolution Corporation
                                     General Partner of
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