Form 10-Q
period 1997-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1997-08-13
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                               Exchange Act of 1934



For the Quarter Ended
   June 30, 1997                          Commission File Number  0-16764
---------------------                     -------------------------------

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                       36-3535958
---------------------                         ---------------------------
   State or other                             IRS Employer Identification
   jurisdiction of                                Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312              Schaumburg, Illinois 60173
---------------------------------              --------------------------
Address of principal                              City, State, Zip Code
executive offices

Registrant's telephone number:                        (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 1997 (unaudited)                                           3

    December 31, 1996                                                   4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 1997                            5

    For the three months ended June 30, 1996                            6

    For the six months ended June 30, 1997                              7

    For the six months ended June 30, 1996                              8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 1997 (unaudited)                  9

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 1997                             10

    For the six months ended June 30, 1996                             11

  Notes to Financial Statements (unaudited)                            12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                 13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                             16

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                  (Unaudited)


                                                    Liquidating            Continuing
                                                      Limited                Limited
                                                      Partners              Partners             Total
                                                     ----------            ----------          ---------
ASSETS

Cash and cash equivalents                              $ 995,325           $2,009,989          $3,005,314
Net investment in direct
  financing leases                                          -                  -                   -
Investment in foreclosed
  properties,  net                                       736,065            1,188,791           1,924,856
Diverted and other assets, net                           140,676              227,201             367,877
Datronic assets, net                                        -                    -                   -
                                                      ----------           ----------          ----------

                                                      $1,872,066           $3,425,981          $5,298,047
                                                      ==========           ==========          ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                    $   65,422           $  111,190          $  176,612
Lessee rental deposits                                    30,716               50,665              81,381
                                                      ----------           ----------          ----------

Total liabilities                                         96,138              161,855             257,993


Total partners' equity                                 1,775,928            3,264,126           5,040,054
                                                      ----------           ----------          ----------

                                                      $1,872,066           $3,425,981          $5,298,047
                                                      ==========           ==========          ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               December 31, 1996


                                                     Liquidating           Continuing
                                                       Limited              Limited
                                                       Partners             Partners             Total
                                                      ----------           ----------          ---------
ASSETS

Cash and cash equivalents                              $1,065,965          $2,093,544          $3,159,509
Due from management company                                12,826              21,678              34,504
Net investment in direct
  financing leases                                          2,520              38,959              41,479
Investment in foreclosed
  properties, net                                         740,883           1,196,573           1,937,456
Diverted and other assets, net                            140,676             227,201             367,877
Datronic assets, net                                         -                   -                   -
                                                       ----------          ----------          ----------

                                                       $1,962,870          $3,577,955          $5,540,825
                                                       ==========          ==========          ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                     $  104,052          $  174,295          $  278,347
Lessee rental deposits                                     52,777              96,042             148,819
                                                       ----------          ----------          ----------

Total liabilities                                         156,829             270,337             427,166

Total partners' equity                                  1,806,041           3,307,618           5,113,659
                                                       ----------          ----------          ----------


                                                       $1,962,870          $3,577,955          $5,540,825
                                                       ==========          ==========          ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)




                                                     Liquidating            Continuing
                                                       Limited                Limited
                                                      Partners               Partners                Total
                                                      --------               --------                -----
Revenue:
  Lease income                                          $  1,051            $   4,190            $   5,241
  Interest income                                         12,687               23,117               35,804
  Rental income                                           35,848               57,896               93,744
                                                        --------            ---------            ---------

                                                          49,586               85,203              134,789
                                                        --------            ---------            ---------

Expenses:
  General Partner's
    expense reimbursement                                 67,373              111,326              178,699
  Professional fees                                       35,825               57,835               93,660
  Other operating expenses                                 1,456                2,412                3,868
  Credit for lease losses                                (13,437)             (24,630)             (38,067)
                                                        --------            ---------            ---------

                                                          91,217              146,943              238,160
                                                        --------            ---------            ---------

Net loss                                                $(41,631)           $ (61,740)           $(103,371)
                                                        ========            =========            =========

Net loss -
  General Partner                                       $   (416)           $    (617)           $  (1,033)
                                                        ========            =========            =========

Net loss -
  Limited Partners                                      $(41,215)           $ (61,123)           $(102,338)
                                                        ========            =========            =========

Net loss per limited
  partnership unit                                        $(1.08)              $ (.99)
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)




                                                     Liquidating            Continuing
                                                       Limited                Limited
                                                      Partners               Partners             Total
                                                     ----------             ----------          ---------
Revenue:
  Lease income                                          $  5,450            $  15,001            $  20,451
  Interest income                                         22,933               37,057               59,990
  Rental income                                           33,217               53,647               86,864
                                                        --------            ---------            ---------

                                                          61,600              105,705              167,305
                                                        --------            ---------            ---------

Expenses:
  Management fees-New Era                                 70,428              116,834              187,262
  General Partner's
    expense reimbursement                                  9,909               16,003               25,912
  Professional fees                                       24,849               40,132               64,981
  Other operating expenses                                 1,651                4,087                5,738
  Credit for lease losses                                (65,008)            (134,992)            (200,000)
                                                        --------            ---------            ---------

                                                          41,829               42,064               83,893
                                                        --------            ---------            ---------

Net earnings                                            $ 19,771            $  63,641            $  83,412
                                                        ========            =========            =========

Net earnings -
  General Partner                                       $    198            $     636            $     834
                                                        ========            =========            =========

Net earnings -
  Limited Partners                                      $ 19,573            $  63,005            $  82,578
                                                        ========            =========            =========

Net earnings per limited
  partnership unit                                        $  .51               $ 1.02
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                       Liquidating          Continuing
                                                         Limited              Limited
                                                        Partners             Partners             Total
                                                        --------             --------           ---------
Revenue:
  Lease income                                         $   3,022            $  10,139            $  13,161
  Interest income                                         25,510               44,772               70,282
  Rental income                                           75,501              121,939              197,440
                                                       ---------            ---------            ---------

                                                         104,033              176,850              280,883
                                                       ---------            ---------            ---------

Expenses:
  General Partner's
    expense reimbursement                                131,284              217,635              348,919
  Professional fees                                       59,870               97,371              157,241
  Other operating expenses                                 6,727               11,200               17,927
  Credit for lease losses                                (63,735)            (105,864)            (169,599)
                                                       ---------            ---------            ---------

                                                         134,146              220,342              354,488
                                                       ---------            ---------            ---------

Net loss                                               $ (30,113)           $ (43,492)           $ (73,605)
                                                       =========            =========            =========

Net loss -
  General Partner                                      $    (301)           $    (435)           $    (736)
                                                       =========            =========            =========

Net loss -
  Limited Partners                                     $ (29,812)           $ (43,057)           $ (72,869)
                                                       =========            =========            =========

Net loss per
  limited partnership unit                                $ (.78)              $ (.70)
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                         Liquidating          Continuing
                                                           Limited              Limited
                                                          Partners             Partners             Total
                                                          --------             --------             -----
Revenue:
  Lease income                                         $  14,219            $  34,763            $  48,982
  Interest income                                         38,822               62,735              101,557
  Rental income                                           64,650              104,414              169,064
                                                       ---------            ---------            ---------

                                                         117,691              201,912              319,603
                                                       ---------            ---------            ---------

Expenses:
  Management fees-New Era                                140,687              234,009              374,696
  General Partner's
    expense reimbursement                                 35,678               57,622               93,300
  Professional fees                                       62,974              101,984              164,958
  Other operating expenses                                 8,875               17,107               25,982
  Credit for lease losses                               (122,368)            (227,632)            (350,000)
                                                       ---------            ---------            ---------

                                                         125,846              183,090              308,936
                                                       ---------            ---------            ---------

Net earnings (loss)                                    $  (8,155)           $  18,822            $  10,667
                                                       =========            =========            =========

Net earnings (loss) -
  General Partner                                      $     (82)           $     188            $     106
                                                       =========            =========            =========

Net earnings (loss) -
  Limited Partners                                     $  (8,073)           $  18,634            $  10,561
                                                       =========            =========            =========

Net earnings (loss) per
  limited partnership unit                                $ (.21)              $  .30
                                                          ======               ======


Weighted average number
  of limited partnership
  units outstanding                                       38,197               61,696
                                                          ======               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                              Liquidating       Continuing
                                             General            Limited          Limited            Total
                                            Partner's          Partners'        Partners'         Partners'
                                              Equity             Equity           Equity            Equity
                                            ---------          ---------        ---------         ---------
Balance, December 31, 1996                    $(121,032)*       $1,848,158        $3,386,533       $5,113,659

  Net loss                                         (736)           (29,812)          (43,057)         (73,605)
  Allocation of General
    Partner's equity                            121,768            (42,418)          (79,350)           -0-
                                              ---------         ----------        ----------        ---------


Balance, June 30, 1997                        $   -0-           $1,775,928        $3,264,126       $5,040,054
                                              =========         ==========        ==========       ==========



* Balance as previously reported was $0 due to allocation of $42,117 and $78,915 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                                                    Liquidating        Continuing
                                                                      Limited           Limited
                                                                     Partners           Partners             Total
                                                                    ----------         ----------          ---------
Cash flows from operating activities:
  Net loss                                                          $  (30,113)       $  (43,492)        $  (73,605)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Credit for lease losses                                            (63,735)         (105,864)          (169,599)
    Changes in assets and liabilities:
      Accounts payable and accrued expenses                            (38,630)          (63,105)          (101,735)
      Lessee rental deposits                                           (22,061)          (45,377)           (67,438)
      Due from management company                                       12,826            21,678             34,504
                                                                    ----------        ----------         ----------

                                                                      (141,713)         (236,160)          (377,873)
                                                                    ----------        ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                                       66,255           144,823            211,078
  Investment in foreclosed properties                                    4,818             7,782             12,600
                                                                    ----------        ----------         ----------

                                                                        71,073           152,605            223,678
                                                                    ----------        ----------         ----------


Net decrease in cash and cash equivalents                              (70,640)          (83,555)          (154,195)

Cash and cash equivalents:
  Beginning of year                                                  1,065,965         2,093,544          3,159,509
                                                                    ----------        ----------         ----------

  End of second quarter                                             $  995,325        $2,009,989         $3,005,314
                                                                    ==========        ==========         ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                                     Liquidating        Continuing
                                                                       Limited           Limited
                                                                      Partners           Partners            Total
                                                                     ----------         ----------         ---------
Cash flows from operating activities:
  Net earnings (loss)                                               $   (8,155)       $   18,822         $   10,667
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
      Credit for lease losses                                         (122,368)         (227,632)          (350,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                                     (47,222)          (71,408)          (118,630)
        Lessee rental deposits                                          (2,801)           (6,110)            (8,911)
        Due to management company                                            3                28                 31
                                                                    ----------        ----------         ----------

                                                                      (180,543)         (286,300)          (466,843)
                                                                    ----------        ----------         ----------


Cash flows from investing activities:
  Principal collections on leases                                      198,894           444,142            643,036
  Release of restricted cash                                            43,130            69,657            112,787
  Investment in foreclosed properties                                    1,502             2,428              3,930
                                                                    ----------        ----------         ----------

                                                                       243,526           516,227            759,753
                                                                    ----------        ----------         ----------

Cash flows from financing activities:
  Distributions to Limited Partners                                       -              (61,696)           (61,696)
                                                                    ----------        ----------         ----------

                                                                          -              (61,696)           (61,696)
                                                                    ----------        ----------         ----------

Net increase in cash and
  cash equivalents                                                      62,983           168,231            231,214
Cash and cash equivalents:
  Beginning of year                                                  1,348,281         2,443,281          3,791,562
                                                                    ----------        ----------         ----------

  End of second quarter                                             $1,411,264        $2,611,512         $4,022,776
                                                                    ==========        ==========         ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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

NOTE 4 - INVESTMENT IN FORECLOSED PROPERTIES:

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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash which was used to, generally, pay Partnership operating expenses and liquidate Partnership liabilities.

Net investment in direct financing leases decreased approximately $41,000 during the six months ended June 30, 1997 primarily due to principal collections of approximately $211,000 partially offset by a credit for lease losses of approximately $170,000.

Accounts payable and accrued expenses decreased approximately $102,000 during the six months ended June 30, 1997 primarily due to payment of accrued legal fees.

Lessee rental deposits decreased approximately $67,000 resulting from payments made to lessees at the end of lease term.

In the aggregate, partners' equity decreased approximately $74,000 due to a net loss for the six months ended June 30, 1997.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $378,000 of cash. This was due principally to a net loss of approximately $74,000, decreases in accounts payable and rental deposits of approximately $169,000 and a non-cash credit for lease loss of approximately $170,000, partially offset by a decrease in due from management company of approximately $35,000. During the period, cash flows from investing activities aggregated approximately $224,000 relating primarily to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental or sale of foreclosed properties. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations and provide for the ongoing pursuit of litigation, and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see the financial statements included in Item 1).


Results of Operations

Lease income decreased approximately $15,000 and $36,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the declining lease portfolio.

Interest income decreased approximately $24,000 and $31,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996. This was primarily due to recognition in the second quarter of 1996 of approximately $18,000 of interest previously earned on restricted cash balances. The remaining decrease is due to a smaller amount of interest earned in 1997 as a result of decreased cash balances.

Rental income increased approximately $7,000 and $28,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to rental rate increases.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three and six month periods ended June 30, 1997 as compared to approximately $187,000 and $375,000 for the corresponding periods in 1996. Subsequent to June 30, 1996, the General Partner, Lease Resolution Corporation ("LRC"), has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner. Total amounts paid to LRC were approximately $179,000 and $349,000 for the three and six month periods ended June 30, 1997 as compared to $26,000 and $93,000 for the corresponding periods in 1996. The increases of approximately $153,000 and $256,000 primarily represent incremental expenses associated with LRC's assumption of the day to day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in Management Fees-New Era (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K). Included in the 1997 expenses is approximately $33,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space.

Professional fees increased approximately $29,000 for the three month period and decreased approximately $8,000 for the six month period ended June 30, 1997 as compared to the corresponding periods in 1996. The increase results from additional legal fees relating to Partnership claims against former accountants and others, and collection fees partially offset by decreased audit fees and other legal fees. The decrease is due to reductions in audit fees and legal fees for other matters partially offset by increased legal fees for collections.

Other operating expenses decreased approximately $2,000 and $8,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to decreases in bank charges and general fees.

The credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and lease collections on certain leases in excess of those anticipated in prior years.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     /s/DONALD D. TORISKY
                    --------------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.




            By:     /s/ROBERT P. SCHAEN
                    --------------------------------------------------
                    Robert P. Schaen
                    Vice Chairman and Chief Financial Officer
                    Lease Resolution Corporation
                    General Partner of
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