Form 10-Q
period 1997-09-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1997-11-13
CIK 814323

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-Q
                      Quarterly Report Under Section 13
                         or 15 (d) of the Securities
                            Exchange Act of 1934
                      ---------------------------------


For the Quarter Ended
 September 30, 1997                             Commission File Number  0-16764
---------------------                           -------------------------------


                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  ----------------------------------------
           (Exact name of Registrant as specified in its charter)



        Delaware                                           36-3535958
---------------------------                        ---------------------------
    State or other                                 IRS Employer Identification
    jurisdiction of                                          Number
    incorporation or
    organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
Address of principal                                   City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
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

                              (1)  Yes  x   No
                                      -----    -----
                              (2)  Yes  x   No
                                      -----    -----

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                  FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I - FINANCIAL INFORMATION
Item 1.

   Index to Financial Statements

     Balance Sheets

        September 30, 1997 (unaudited)                                       3

        December 31, 1996                                                    4

     Statements of Revenue and Expenses (unaudited)

        For the three months ended September 30, 1997                        5

        For the three months ended September 30, 1996                        6

        For the nine months ended September 30, 1997                         7

        For the nine months ended September 30, 1996                         8

     Statements of Changes in Partners' Equity

        For the nine months ended September 30, 1997
          (unaudited)                                                        9

     Statements of Cash Flows (unaudited)

        For the nine months ended September 30, 1997                        10

        For the nine months ended September 30, 1996                        11

     Notes to Financial Statements (unaudited)                              12

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     13 - 15


                         PART II - OTHER INFORMATION

Items 1-6.                                                                  16


                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                               BALANCE SHEETS
                             September 30, 1997
                                 (Unaudited)



                                   Liquidating  Continuing
                                     Limited     Limited
                                     Partners    Partners     Total
                                   -----------  ----------  ----------
ASSETS
------

Cash and cash equivalents          $  944,045  $1,938,507  $2,882,552
Net investment in direct
  financing leases                          -           -           -
Investment in foreclosed
  properties, net                     733,541   1,184,715   1,918,256
Diverted and other assets, net        140,676     227,201     367,877
Datronic assets, net                        -           -           -
                                   ----------  ----------  ----------
                                   $1,818,262  $3,350,423  $5,168,685
                                   ==========  ==========  ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                 $   53,151  $   91,400  $  144,551
Lessee rental deposits                 25,415      42,124      67,539
                                   ----------  ----------  ----------
Total liabilities                      78,566     133,524     212,090

Total partners' equity              1,739,696   3,216,899   4,956,595
                                   ----------  ----------  ----------
                                   $1,818,262  $3,350,423  $5,168,685
                                   ==========  ==========  ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                               BALANCE SHEETS
                              December 31, 1996

                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners     Total
                                   -----------  ----------  ----------
ASSETS
------

Cash and cash equivalents          $1,065,965  $2,093,544  $3,159,509
Due from management company            12,826      21,678      34,504
Net investment in direct
  financing leases                      2,520      38,959      41,479
Diverted and other assets, net        140,676     227,201     367,877
Investment in foreclosed
  properties, net                     740,883   1,196,573   1,937,456
Datronic assets, net                        -           -           -
                                   ----------  ----------  ----------
                                   $1,962,870  $3,577,955  $5,540,825
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

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                For the three months ended September 30, 1997
                                 (Unaudited)

                              Liquidating   Continuing
                                Limited      Limited
                                Partners    Partners      Total
                               ---------   ----------   ---------
Revenue:
 Lease income                  $   3,546    $   7,026   $  10,572
 Interest income                  12,651       23,274      35,925
 Rental income                    35,848       57,896      93,744
                               ---------    ---------   ---------
                                  52,045       88,196     140,241
                               ---------    ---------   ---------
Expenses:
 General Partner's
  expense reimbursement           63,544      102,840     166,384
 Professional fees                37,202       60,083      97,285
 Other operating expenses          3,253        5,308       8,561
 Credit for lease losses         (15,722)     (32,808)    (48,530)
                               ---------    ---------   ---------
                                  88,277      135,423     223,700
                               ---------    ---------   ---------
Net loss                       $ (36,232)   $ (47,227)  $ (83,459)
                               =========    =========   =========
Net loss - General Partner     $    (362)   $    (472)  $    (834)
                               =========    =========   =========
Net loss - Limited Partners    $ (35,870)   $ (46,755)  $ (82,625)
                               =========    =========   =========
Net loss per limited
 partnership unit              $   (0.94)   $   (0.76)
                               =========    =========
Weighted average number
 of limited partnership
 units outstanding                38,197       61,696
                               =========    =========





               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                For the three months ended September 30, 1996
                                 (Unaudited)

                             Liquidating  Continuing
                               Limited     Limited
                              Partners     Partners     Total
                             -----------  ----------  ---------
Revenue:
 Lease income                $     6,946  $   16,423  $  23,369
 Interest income                  17,157      27,725     44,882
 Rental income                    35,352      57,096     92,448
                             -----------  ----------  ---------
                                  59,455     101,244    160,699
                             -----------  ----------  ---------


Expenses:
 General Partner's
  expense reimbursement           78,389     130,194    208,583
 Professional fees                61,248     100,040    161,288
 Other operating expenses          7,219      12,356     19,575
 Credit for lease losses        (40,152)    (109,848)  (150,000)
                             -----------  ----------  ---------
                                 106,704     132,742    239,446
                             -----------  ----------  ---------
Net loss                     $   (47,249) $  (31,498) $ (78,747)
                             ===========  ==========  =========
Net loss - General Partner   $      (472) $     (315) $    (787)
                             ===========  ==========  =========
Net loss - Limited Partners  $   (46,777) $  (31,183) $ (77,960)
                             ===========  ==========  =========

Net loss per limited
 partnership unit            $     (1.22) $     (.51)
                             ===========  ==========

Weighted average number
 of limited partnership
 units outstanding                38,197      61,696
                             ===========  ==========



               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                For the nine months ended September 30, 1997
                                 (Unaudited)

                             Liquidating  Continuing
                                Limited     Limited
                               Partners     Partners     Total
                             -----------  ----------  ----------

Revenue:
 Lease income                $     6,568  $   17,165  $   23,733
 Interest income                  38,161      68,046     106,207
 Rental income                   111,349     179,835     291,184
                             -----------  ----------  ----------
                                 156,078     265,046     421,124
                             -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement          194,828     320,475     515,303
 Professional fees                97,072     157,454     254,526
 Other operating expenses          9,980      16,508      26,488
 Credit for lease losses         (79,457)   (138,672)   (218,129)
                             -----------  ----------  ----------
                                 222,423     355,765     578,188
                             -----------  ----------  ----------
Net loss                     $   (66,345) $  (90,719) $ (157,064)
                             ===========  ==========  ==========
Net loss - General Partner   $      (663) $     (907) $   (1,570)
                             ===========  ==========  ==========
Net loss - Limited Partners  $   (65,682) $  (89,812) $ (155,494)
                             ===========  ==========  ==========

Net loss per limited
 partnership unit            $     (1.72) $    (1.46)
                             ===========  ==========

Weighted average number
 of limited partnership
 units outstanding                38,197      61,696
                             ===========  ==========




               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                     STATEMENTS OF REVENUE AND EXPENSES
                For the nine months ended September 30, 1996
                                 (Unaudited)

                             Liquidating  Continuing
                               Limited     Limited
                              Partners     Partners     Total
                             -----------  ----------  ---------

Revenue:
 Lease income                $    21,165  $   51,186  $  72,351
 Interest income                  55,979      90,460    146,439
 Rental income                   100,002     161,510    261,512
                             -----------  ----------  ---------

                                 177,146     303,156    480,302
                             -----------  ----------  ---------

Expenses:
 Management fees-New Era         140,687     234,009    374,696
 General Partner's
  expense reimbursement          114,067     187,816    301,883
 Professional fees               124,222     202,024    326,246
 Other operating expenses         16,094      29,463     45,557
 Credit for lease losses        (162,520)   (337,480)  (500,000)
                             -----------  ----------  ---------

                                 232,550     315,832    548,382
                             -----------  ----------  ---------

Net loss                     $   (55,404) $  (12,676) $ (68,080)
                             ===========  ==========  =========

Net loss - General Partner   $      (554) $     (127) $    (681)
                             ===========  ==========  =========

Net loss - Limited Partners  $   (54,850) $  (12,549) $ (67,399)
                             ===========  ==========  =========

Net loss per limited
 partnership unit            $     (1.44) $     (.20)
                             ===========  ==========


Weighted average number
 of limited partnership
 units outstanding                38,197      61,696
                             ===========  ==========



               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)

                                           Liquidating  Continuing
                               General       Limited     Limited      Total
                              Partner's     Partners'   Partners'   Partners'
                               Equity        Equity       Equity      Equity
                             -----------   -----------  ----------  ----------
Balance, December 31, 1996   $  (121,032)* $ 1,848,158  $3,386,533  $5,113,659
 Net earnings (loss)              (1,570)      (65,682)    (89,812)   (157,064)
 Allocation of General
  Partner's equity               122,602       (42,780)    (79,822)          -
                             -----------   -----------  ----------  ----------
Balance, September 30, 1997  $         -   $ 1,739,696  $3,216,899  $4,956,595
                             ===========   ===========  ==========  ==========

* Balance as previously reported was $0 due to allocation of $42,117 and $78,915 to Liquidating and Continuing Limited Partners' Equity, respectively.





               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                          STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1997
                                 (Unaudited)

                                          Liquidating  Continuing
                                            Limited     Limited
                                            Partners    Partners       Total
                                          -----------  ----------   -----------
Cash flows used for operating activities:
 Net loss                                 $  (66,345)  $  (90,719)  $ (157,064)
 Adjustments to reconcile net loss
  to net cash used in operating
   activities:
   Credit for lease losses                   (79,457)    (138,672)    (218,129)
   Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                            (50,901)     (82,895)    (133,796)
       Lessee rental deposits                (27,362)     (53,918)     (81,280)
       Due from management company            12,826       21,678       34,504
                                          ----------   ----------   ----------
                                            (211,239)    (344,526)    (555,765)
                                          ----------   ----------   ----------

Cash flows from investing activities:
 Principal collections on leases              81,977      177,631      259,608
 Investment in foreclosed properties           7,342       11,858       19,200
                                          ----------   ----------   ----------
                                              89,319      189,489      278,808
                                          ----------   ----------   ----------

Net decrease in cash and cash equivalents   (121,920)    (155,037)    (276,957)

Cash and cash equivalents:
 Beginning of year                         1,065,965    2,093,544    3,159,509
                                          ----------   ----------   ----------
 End of third quarter                     $  944,045   $1,938,507   $2,882,552
                                          ==========   ==========   ==========


               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                          STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996
                                 (Unaudited)

                                           Liquidating   Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  -----------  -----------
Cash flows used for operating activities:
 Net loss                                  $  (55,404)  $  (12,676)  $  (68,080)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Credit for lease losses                   (162,520)    (337,480)    (500,000)
   Changes in assets and liabilities:
   Accounts payable and accrued
      expenses                                (48,243)     (73,009)    (121,252)
    Lessee rental deposits                    (27,228)     (52,798)     (80,026)
    Due to management company                     239          409          648
                                           ----------   ----------   ----------
                                             (293,156)    (475,554)    (768,710)
                                           ----------   ----------   ----------

Cash flows from investing activities:
 Principal collections on leases              298,258      634,069      932,327
 Release of restricted cash                    43,130       69,657      112,787
Investment in foreclosed properties             3,365        5,435        8,800
                                           ----------   ----------   ----------
                                              344,753      709,161    1,053,914
                                           ----------   ----------   ----------

Cash flows used for financing activities:
Distributions to Limited Partners                   -      (61,696)     (61,696)
                                           ----------   ----------   ----------
                                                    -      (61,696)     (61,696)
                                           ----------   ----------   ----------
Net increase in cash and
 cash equivalents                              51,597      171,911      223,508

Cash and cash equivalents:
 Beginning of year                          1,348,281    2,443,281    3,791,562
                                           ----------   ----------   ----------
 End of third quarter                      $1,399,878   $2,615,192   $4,015,070
                                           ==========   ==========   ==========




               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                 (Unaudited)


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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $186,695 for the period July 1 -September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash which was used to, generally, pay Partnership operating expenses and liquidate Partnership liabilities.

Net investment in direct financing leases decreased $41,000 during the nine months ended September 30, 1997 primarily due to principal collections of $259,000 partially offset by a credit for lease losses of $218,000.

Accounts payable and accrued expenses decreased a $134,000 during the nine months ended September 30, 1997 primarily due to payment of accrued legal fees.

Lessee rental deposits decreased $81,000 from the return of lease deposits at the expiration of the respective leases.

In the aggregate, partners' equity decreased $157,000 due to a net loss for the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $556,000 of cash. This was due principally to a net loss of $157,000, decreases in accounts payable and rental deposits of $215,000 and a non-cash credit for lease losses of $218,000, partially offset by a decrease in due from management company of $34,000. During the period, cash flows from investing activities aggregated $279,000 relating primarily to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental or sale of foreclosed properties. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the April 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the January 1, 1996 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see the financial statements included in Item 1).


Results of Operations

Lease income decreased $13,000 and $49,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the decreased size of the lease portfolio.

Interest income decreased $9,000 and $40,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.
This was primarily due to recognition in the second quarter 1996 of $18,000 of interest previously earned on restricted cash balances. The remaining decrease is because of decreased cash balances in 1997.

Rental income increased $1,000 and $30,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to rental rate increases on existing leases.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996. Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $375,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those covered by its partner distributions and (ii) effective July 1, 1996, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.


                                         General
                         Expense         Partner
                      Reimbursement   Distributions       Total
                      -------------------------------------------
Three months ended
  9/30/97             $   166,000    $          -     $   166,000
  9/30/96                 208,000               -         208,000
                      -------------------------------------------
Increase (decrease)   $   (42,000)   $          -     $   (42,000)
                      ===========================================

Nine months ended
  9/30/97             $   515,000    $          -     $   515,000
  9/30/96                 302,000               -         302,000
                      -------------------------------------------
Increase (decrease)   $   213,000    $          -     $   213,000
                      ===========================================


Total payments to LRC for the three months ended September 30, 1997 decreased $42,000 compared to last year because of staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $60,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership.

The nine month increase of $213,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $60,000 insurance premium noted above and a $33,000, one-time charge for relocating the former New Era staff to reduced office space.

Professional fees decreased $64,000 and $72,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease results from reductions in legal fees for collections, audit fees and legal fees for other matters partially offset by increased legal fees relating to Partnership claims against former accountants and others.

Other operating expenses decreased $11,000 and $19,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to decreases in freight, postage and miscellaneous expenses.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





                       DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       Registrant





               By:     /s/DONALD D. TORISKY
                       --------------------------------------------
                       Donald D. Torisky
                       Chairman and Chief Executive Officer
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVI, L.P.




               By:     /s/ROBERT P. SCHAEN
                       --------------------------------------------
                       Robert P. Schaen
                       Vice Chairman and Chief Financial Officer
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVI, L.P.

                                EXHIBIT INDEX


 EXHIBIT NO.      DESCRIPTION
 -----------      -----------
    27            Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information
                  only and not filed.
