Form 10-K405
period 1997-12-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1998-03-27
CIK 814323

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

Commission File Number 0-16764

                   DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

    Delaware                                               36-3535958
-------------------                                    -------------------
   State or other                                       (I.R.S. Employer
   jurisdiction of                                     Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois   60173
---------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
       NONE                                               NONE
    ----------                                       --------------

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

As more fully described in Part II, Item 8, Notes 1, 5 and 8(a) during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp.("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began August 3, 1993, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

As more fully described in Note 4 to the Partnership's financial statements included in Item 8, the Partnership's primary source of revenue is rental income from two properties acquired through foreclosure. During 1997, a total of $385,000 of rental income was earned in connection with separate lease agreements for each property. Both lease agreements expired during 1997 and each tenant is continuing to occupy their respective premises on a month-to-month basis with monthly rentals of $11,248 and $20,000, respectively.

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

The Partnership has no employees. LRC, the General Partner, employed 34 persons at December 31, 1997 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 5) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 8 for a discussion of material legal proceedings involving the Partnership.

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

As of March 18, 1998, the Partnership estimates that there were approximately 4,796 record owners of Units.

      Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                     For the years ended December 31,
                            --------------------------------------------------
                              1997       1996       1995      1994       1993
                              ----       ----       ----      ----       ----
Total revenue               $   550    $   613    $   890   $ 1,141    $ 2,125

Total expenses                  720      1,374      1,115       904      2,695
                            -------    -------    -------   -------    -------

Net earnings (loss)         $  (170)   $  (761)  $   (225)  $   237    $  (570)
                            =======    =======   ========   =======    =======

Net earnings (loss)
 per Unit

 Class A                    $ (1.94)   $ (8.29)   $ (2.43) $   1.16    $ (5.57)
                            =======    =======    =======  ========    =======
 Class B                    $ (1.53)   $ (7.08)   $ (2.11) $   3.08    $ (5.70)
                            =======    =======    =======  ========    =======
 Class C                    $ (1.53)   $ (7.08)   $ (2.11) $   3.08    $ (5.70)
                            =======    =======    =======  ========    =======


Distributions per Unit
 (per year)

 Class A                        -      $  -       $  6.18  $  48.34    $ 65.65
                            =======    =======    =======  ========    =======
 Class B                        -      $  1.00    $ 14.07  $  53.41    $ 48.51
                            =======    =======    =======  ========    =======
 Class C                        -      $  1.00    $ 14.07  $  53.41    $ 48.51
                            =======    =======    =======  ========    =======

Weighted average number
 of Units outstanding

 Class A                     38,197     38,197     38,197    38,197     38,197
                            =======    =======    =======  ========    =======
 Class B                     61,569     61,569     61,569    61,569     61,569
                            =======    =======    =======  ========    =======
 Class C                        127        127        127       127        127
                            =======    =======    =======  ========    =======


Balance Sheet Data
 (in thousands, except
  for Unit Amounts)

                                              As of December 31,
                            --------------------------------------------------
                              1997       1996       1995      1994       1993
                              ----       ----       ----      ----       ----
Total assets                $ 5,103    $ 5,541    $ 6,764   $ 8,150    $12,718
                            =======    =======    =======   =======    =======

Total liabilities           $   159    $   427    $   828   $   865    $   497
                            =======    =======    =======   =======    =======

Partners' equity            $ 4,944    $ 5,114    $ 5,936   $ 7,285    $12,221
                            =======    =======    =======   =======    =======

Book value per Unit

  Class A                   $ 46.44    $ 48.38    $ 56.67  $  64.70    $112.45
                            =======    =======    =======  ========    =======
  Class B                   $ 53.36    $ 54.89    $ 62.96  $  78.51    $129.46
                            =======    =======    =======  ========    =======
  Class C                   $ 56.93    $ 58.46    $ 66.53  $  82.08    $133.03
                            =======    =======    =======  ========    =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

The Partnership had a net loss of $170,000 in 1997 in the aggregate for all classes of partners. This compares to aggregate net losses in 1996 and 1995 of $761,000 and $225,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1997 include the following:

Lease income:

Since August 1993, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1997. This trend will continue as the Partnership liquidates its remaining leases.

Settlement proceeds:

Settlement proceeds in 1995 reflect the settlement with the Datronic Partnerships' former attorneys (see Note 8(a)(i) to the Partnership's financial statements included in Item 8).

Interest income:

Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes $18,000 of interest earned on restricted cash balances.

Rental income:

Rental income increased over the three years ended December 31, 1997 resulting from monthly rental rate increases. The 1995 amount excludes first quarter rental receipts as these amounts were credited to the investment in foreclosed properties, net. Beginning April 1995, rental income on foreclosed properties was recognized as income.

Management fees - New Era:

These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1997 reflects no New Era management fees and 1996 results reflect only six months of such fees plus $611,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. As a result of these additional expenses, the General Partner's expense reimbursement shows a year-to-year increase for the three years ended December 31, 1997. Partially offsetting these increases are the effects of staff reductions and other cost savings realized during 1997 and the second half of 1996. 1997 expenses also include $60,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $33,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - Litigation:

This represents fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in
Item 8. The 1997 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. The 1995 expense includes fees paid in connection with a settlement with the Partnership's former attorneys.

Professional fees - Other:

These fees show a year-to-year decrease for the three years ended December 31, 1997 because of the decreasing level of professional services required in such areas as collections, consulting, accounting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Other operating expenses:

This represents losses from equipment sales as well as general administrative expenses. There has been a year-to-year decrease in such expenses as losses on equipment sales become less frequent due to the declining size of the lease portfolio.

Credit for lease loss:

This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and lease collections on certain leases in excess of those anticipated.

Provision (credit) for loss on Diverted and other assets:

This provision (credit) reflects Management's ongoing assessment of the net realizable value of various assets held for the benefit of this and the other Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for loss in 1995 in connection with a decrease in the estimated net realizable value of one of the Diverted and other assets. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the effects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts.

Liquidity and Capital Resources

During 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental or sale of foreclosed properties. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

During 1997, the Partnership's cash and cash equivalents decreased by $373,000 to $2,786,000 at December 31, 1997 from $3,159,000 at December 31, 1996. This decrease is primarily due to cash used in operations of $735,000, partially offset by cash receipts from collections on leases of approximately $339,000 (including approximately $187,000 from leases that were fully reserved) and recoveries on foreclosed properties of $23,000.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and cost necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the December 31, 1997 balance sheets (see Partnership's financial statements included in Item 8).


Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

Impact of Year 2000 Issue

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements, if any, of the Partnership in the Year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page(s)
                                                                         -------
Audited Financial Statements:

   Independent Auditors' Report                                          11 - 12

   Balance Sheets
      In Total for All Classes of Limited Partners
      at December 31, 1997 and 1996                                         13

      By Class of Limited Partner
        December 31, 1997                                                   14

        December 31, 1996                                                   15

   Statements of Revenue and Expenses
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                   16

      By Class of Limited Partner for the years ended
        December 31, 1997                                                   17

        December 31, 1996                                                   18

        December 31, 1995                                                   19

   Statements of Changes in Partners' Equity
      For the years ended December 31,
      1997, 1996 and 1995                                                   20

   Statements of Cash Flows
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                   21

      By Class of Limited Partner for the years ended
        December 31, 1997                                                   22

        December 31, 1996                                                   23

        December 31, 1995                                                   24

   Notes to Financial Statements                                         25 - 38

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVI, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVI, L.P. ("the Partnership") as of December 31, 1997 and 1996 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1997 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVII, XVIII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 6, 1998

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                            December 31,
                                                    ----------------------------
                                                       1997              1996
                                                       ----              ----
ASSETS

Cash and cash equivalents                           $2,786,284        $3,159,509
Due from management company                               --              34,504
Net investment in direct
  financing leases                                        --              41,479
Diverted and other assets, net                         401,673           367,877
Investment in foreclosed
  properties, net                                    1,914,556         1,937,456
Datronic assets, net                                      --                --
                                                    ----------        ----------

                                                    $5,102,513        $5,540,825
                                                    ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                  $  145,357        $  278,347
Lessee rental deposits                                  13,873           148,819
                                                    ----------        ----------

     Total liabilities                                 159,230           427,166

Total partners' equity                               4,943,283         5,113,659
                                                    ----------        ----------

                                                    $5,102,513        $5,540,825
                                                    ==========        ==========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner



                                                    December 31, 1997
                                          --------------------------------------
                                          Liquidating   Continuing
                                            Limited       Limited
                                           Partners      Partners        Total
                                          -----------   ----------    ----------
ASSETS
Cash and cash equivalents                 $  903,609    $1,882,675    $2,786,284
Net investment in direct
  finance leases                                --            --            --
Diverted and other assets, net               153,599       248,074       401,673
Investment in foreclosed
  properties, net                            732,126     1,182,430     1,914,556
Datronic assets, net                            --            --            --
                                          ----------    ----------    ----------

                                          $1,789,334    $3,313,179    $5,102,513
                                          ==========    ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                        $   53,420    $   91,937    $  145,357
Lessee rental deposits                         4,905         8,968        13,873
                                          ----------    ----------    ----------

     Total liabilities                        58,325       100,905       159,230

Total partners' equity                     1,731,009     3,212,274     4,943,283
                                          ----------    ----------    ----------

                                          $1,789,334    $3,313,179    $5,102,513
                                          ==========    ==========    ==========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner



                                                     December 31, 1996
                                          --------------------------------------
                                          Liquidating   Continuing
                                            Limited       Limited
                                           Partners      Partners        Total
                                          -----------   ----------    ----------
ASSETS
Cash and cash equivalents                 $1,065,965    $2,093,544    $3,159,509
Due from management company                   12,826        21,678        34,504
Net investment in direct
  financing leases                             2,520        38,959        41,479
Diverted and other assets, net               140,676       227,201       367,877
Investment in foreclosed
  properties, net                            740,883     1,196,573     1,937,456
Datronic assets, net                            --            --            --
                                          ----------    ----------    ----------

                                          $1,962,870    $3,577,955    $5,540,825
                                          ==========    ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                        $  104,052    $  174,295    $  278,347
Lessee rental deposits                        52,777        96,042       148,819
                                          ----------    ----------    ----------

    Total liabilities                        156,829       270,337       427,166

Total partners' equity                     1,806,041     3,307,618     5,113,659
                                          ----------    ----------    ----------

                                          $1,962,870    $3,577,955    $5,540,825
                                          ==========    ==========    ==========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                          For the years ended December 31,
                                    -------------------------------------------
                                        1997            1996           1995
                                        ----            ----           ----
Revenue:
  Lease income                      $    25,391     $    81,010     $   282,787
  Settlement proceeds                      --              --           212,766
  Interest income                       139,380         188,710         145,105
  Rental income                         384,928         343,144         249,180
                                    -----------     -----------     -----------

                                        549,699         612,864         889,838
                                    -----------     -----------     -----------
Expenses:
  Management fees-New Era                  --         1,019,003         769,130
  General Partner's expense
    reimbursement                       598,463         344,789          94,508
  Professional fees-Litigation          201,528         141,113         215,076
  Professional fees-Other               216,117         391,574         454,776
  Other operating expenses               35,451          58,174         103,207
  Credit for lease losses              (297,688)       (605,000)       (600,000)
  Provision (credit) for loss on
    Diverted and other assets           (33,796)         24,140          78,455
                                    -----------     -----------     -----------

                                        720,075       1,373,793       1,115,152
                                    -----------     -----------     -----------

Net loss                            $  (170,376)    $  (760,929)    $  (225,314)
                                    ===========     ===========     ===========

Net loss-General Partner            $    (1,703)    $    (7,609)    $    (2,253)
                                    ===========     ===========     ===========

Net loss-Limited Partners           $  (168,673)    $  (753,320)    $  (223,061)
                                    ===========     ===========     ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                       Liquidating    Continuing
                                         Limited        Limited
                                        Partners       Partners         Total
                                       -----------    ----------      ---------
Revenue:
  Lease income                          $   6,923      $  18,468      $  25,391
  Interest income                          49,714         89,666        139,380
  Rental income                           147,196        237,732        384,928
                                        ---------      ---------      ---------

                                          203,833        345,866        549,699
                                        ---------      ---------      ---------
Expenses:
  General Partner's expense
    reimbursement                         226,465        371,998        598,463
  Professional fees-Litigation             77,064        124,464        201,528
  Professional fees-Other                  82,385        133,732        216,117
  Other operating expenses                 13,393         22,058         35,451
  Credit for lease losses                (107,519)      (190,169)      (297,688)
  Credit for loss on Diverted
    and other assets                      (12,923)       (20,873)       (33,796)
                                        ---------      ---------      ---------

                                          278,865        441,210        720,075
                                        ---------      ---------      ---------

Net loss                                $ (75,032)     $ (95,344)     $(170,376)
                                        =========      =========      =========

Net loss-General Partner                $    (750)     $    (953)     $  (1,703)
                                        =========      =========      =========

Net loss-Limited Partners               $ (74,282)     $ (94,391)     $(168,673)
                                        =========      =========      =========
Net loss per Limited
  Partnership Unit                      $   (1.94)     $   (1.53)
                                        =========      =========
Weighted average number
  of limited partnership units
  outstanding                              38,197         61,696
                                        =========      =========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                    Liquidating      Continuing
                                      Limited         Limited
                                     Partners         Partners         Total
                                    -----------      ----------     -----------
Revenue:
  Lease income                      $    23,025     $    57,985     $    81,010
  Interest income                        72,139         116,571         188,710
  Rental income                         131,218         211,926         343,144
                                    -----------     -----------     -----------

                                        226,382         386,482         612,864
                                    -----------     -----------     -----------
Expenses:
  Management fees-New Era               386,400         632,603       1,019,003
  General Partner's expense
    reimbursement                       129,678         215,111         344,789
  Professional fees-Litigation           53,962          87,151         141,113
  Professional fees-Other               149,203         242,371         391,574
  Other operating expenses               20,571          37,603          58,174
  Credit for lease losses              (202,672)       (402,328)       (605,000)
  Provision for loss on Diverted
    and other assets                      9,231          14,909          24,140
                                    -----------     -----------     -----------

                                        546,373         827,420       1,373,793
                                    -----------     -----------     -----------

Net loss                            $  (319,991)    $  (440,938)    $  (760,929)
                                    ===========     ===========     ===========

Net loss-General Partner            $    (3,200)    $    (4,409)    $    (7,609)
                                    ===========     ===========     ===========

Net loss-Limited Partners           $  (316,791)    $  (436,529)    $  (753,320)
                                    ===========     ===========     ===========
Net loss per Limited
  Partnership Unit                  $     (8.29)    $     (7.08)
                                    ===========     ===========
Weighted average number
  of limited partnership units
  outstanding                            38,197          61,696
                                    ===========     ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                      -----------    ----------    ----------
Revenue:
  Lease income                        $  89,471     $  193,316     $  282,787
  Settlement proceeds                    81,362        131,404        212,766
  Interest income                        55,045         90,060        145,105
  Rental income                          95,286        153,894        249,180
                                      ---------     ----------     ----------

                                        321,164        568,674        889,838
                                      ---------     ----------     ----------
Expenses:
  Management fees-New Era               288,052        481,078        769,130
  General Partner's expense
    reimbursement                        36,140         58,368         94,508
  Professional fees-Litigation           82,245        132,831        215,076
  Professional fees-Other               171,306        283,470        454,776
  Other operating expenses               36,488         66,719        103,207
  Credit for lease losses              (229,440)      (370,560)      (600,000)
  Provision for loss on Diverted
    and other assets                     30,001         48,454         78,455
                                      ---------     ----------     ----------

                                        414,792        700,360      1,115,152
                                      ---------     ----------     ----------

Net loss                              $ (93,628)    $ (131,686)    $ (225,314)
                                      =========     ==========     ==========

Net loss-General Partner              $    (936)    $   (1,317)    $   (2,253)
                                      =========     ==========     ==========

Net loss-Limited Partners             $ (92,692)    $ (130,369)    $ (223,061)
                                      =========     ==========     ==========


Net loss per Limited
  Partnership Unit                      $ (2.43)       $ (2.11)
                                        =======        =======

Weighted average number
  of limited partnership
  units outstanding                      38,197         61,696
                                        =======        =======


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1997


                                                Liquidating      Continuing
                                  General         Limited          Limited         Total
                                 Partner's       Partners'        Partners'      Partners'
                                  Equity          Equity           Equity         Equity
                                 ---------      -----------      ----------      ---------
Balance, December 31, 1994      $      --       $ 2,460,951     $ 4,823,873     $ 7,284,824


  Distributions to partners         (18,663)       (236,227)       (868,336)     (1,123,226)
  Net loss                           (2,253)        (92,692)       (130,369)       (225,314)
  Allocation of
    General Partner's Equity         20,916          (6,000)        (14,916)           --
                                -----------     -----------     -----------     -----------

Balance, December 31, 1995             --         2,126,032       3,810,252       5,936,284
                                -----------     -----------     -----------     -----------

  Distributions to partners            --              --           (61,696)        (61,696)
  Net loss                           (7,609)       (316,791)       (436,529)       (760,929)
  Allocation of
    General Partner's Equity          7,609          (3,200)         (4,409)           --
                                -----------     -----------     -----------     -----------


Balance, December 31, 1996             --         1,806,041       3,307,618       5,113,659
                                -----------     -----------     -----------     -----------

  Net loss                           (1,703)        (74,282)        (94,391)       (170,376)
  Allocation of
    General Partner's Equity          1,703            (750)           (953)           --
                                -----------     -----------     -----------     -----------

Balance, December 31, 1997      $      --       $ 1,731,009     $ 3,212,274     $ 4,943,283
                                ===========     ===========     ===========     ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                               For the years ended December 31,
                                         -------------------------------------------
                                             1997            1996            1995
                                             ----            ----            ----
Cash flows from operating activities:
  Net loss                               $  (170,376)    $  (760,929)    $  (225,314)
  Adjustments to reconcile
    net loss to net cash used in
    operating activities:
    Credit for lease losses                 (297,688)       (605,000)       (600,000)
    Provision (credit) for loss on
      Diverted and other assets              (33,796)         24,140          78,455
    Changes in assets and
      liabilities:
      Due to/from
        management company                    34,504         (34,655)           (235)
      Accounts payable and
        accrued expenses                    (132,990)        (72,769)        (15,378)
      Lessee rental deposits                (134,946)       (327,446)        (21,898)
                                         -----------     -----------     -----------

                                            (735,292)     (1,776,659)       (784,370)
                                         -----------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases            339,167       1,080,515       2,321,486
  Distribution of Diverted
    and other assets                            --              --           145,003
  Distribution of Datronic assets               --              --            27,904
  Release of restricted cash                    --           112,787            --
  Repayments of commercial
    lease paper                                 --              --             1,444
  Investment in foreclosed properties         22,900          13,000          51,037
                                         -----------     -----------     -----------

                                             362,067       1,206,302       2,546,874
                                         -----------     -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners             --           (61,696)     (1,104,563)
  Distributions to General Partner              --              --           (18,663)
                                         -----------     -----------     -----------

                                                --           (61,696)     (1,123,226)
                                         -----------     -----------     -----------

Net increase (decrease)
  in cash and cash equivalents              (373,225)       (632,053)        639,278
Cash and cash equivalents:
  Beginning of year                        3,159,509       3,791,562       3,152,284
                                         -----------     -----------     -----------

  End of year                            $ 2,786,284     $ 3,159,509     $ 3,791,562
                                         ===========     ===========     ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                          Liquidating      Continuing
                                            Limited          Limited
                                           Partners         Partners          Total
                                          -----------      ----------     -----------
Cash flows from operating activities:
  Net loss                                $   (75,032)    $   (95,344)    $  (170,376)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Credit for lease losses                  (107,519)       (190,169)       (297,688)
    Credit for loss on Diverted
      and other assets                        (12,923)        (20,873)        (33,796)
    Changes in assets and liabilities:
      Due to/from management company           12,826          21,678          34,504
      Accounts payable
        and accrued expenses                  (50,632)        (82,358)       (132,990)
      Lessee rental deposits                  (47,872)        (87,074)       (134,946)
                                          -----------     -----------     -----------

                                             (281,152)       (454,140)       (735,292)
                                          -----------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases             110,039         229,128         339,167
  Investment in foreclosed
    properties                                  8,757          14,143          22,900
                                          -----------     -----------     -----------

                                              118,796         243,271         362,067
                                          -----------     -----------     -----------

Net decrease in cash and
  cash equivalents                           (162,356)       (210,869)       (373,225)

Cash and cash equivalents:
  Beginning of year                         1,065,965       2,093,544       3,159,509
                                          -----------     -----------     -----------

  End of year                             $   903,609     $ 1,882,675     $ 2,786,284
                                          ===========     ===========     ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                          Liquidating      Continuing
                                            Limited          Limited
                                           Partners         Partners          Total
                                          -----------      ----------     -----------
Cash flows from operating activities:
  Net loss                                $  (319,991)    $  (440,938)    $  (760,929)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Credit for lease losses                  (202,672)       (402,328)       (605,000)
    Provision for loss on Diverted
      and other assets                          9,231          14,909          24,140
    Changes in assets and liabilities:
      Due to/from management company          (12,893)        (21,762)        (34,655)
      Accounts payable
        and accrued expenses                  (29,742)        (43,027)        (72,769)
      Lessee rental deposits                 (121,715)       (205,731)       (327,446)
                                          -----------     -----------     -----------

                                             (677,782)     (1,098,877)     (1,776,659)
                                          -----------     -----------     -----------

Cash flows from investing activities:
  Principal collections on leases             347,365         733,150       1,080,515
  Release of Restricted cash                   43,130          69,657         112,787
  Investment in foreclosed
    properties                                  4,971           8,029          13,000
                                          -----------     -----------     -----------

                                              395,466         810,836       1,206,302
                                          -----------     -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners              --           (61,696)        (61,696)
                                          -----------     -----------     -----------

                                                 --           (61,696)        (61,696)
                                          -----------     -----------     -----------

Net decrease in cash and
  cash equivalents                           (282,316)       (349,737)       (632,053)

Cash and cash equivalents:
  Beginning of year                         1,348,281       2,443,281       3,791,562
                                          -----------     -----------     -----------

  End of year                             $ 1,065,965     $ 2,093,544     $ 3,159,509
                                          ===========     ===========     ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                          Liquidating    Continuing
                                            Limited        Limited
                                           Partners       Partners        Total
                                          -----------    ----------    -----------
Cash flows from operating activities:
  Net loss                                $  (93,628)    $ (131,686)   $  (225,314)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Credit for lease losses               (229,440)      (370,560)      (600,000)
      Provision for loss on Diverted
        and other assets                      30,001         48,454         78,455
      Changes in assets and liabilities:
        Due to/from management company          -              (235)          (235)
        Accounts payable
          and accrued expenses                (7,452)        (7,926)       (15,378)
        Lessee rental deposits               (11,158)       (10,740)       (21,898)
                                          ----------     ----------    -----------

                                            (311,677)      (472,693)      (784,370)
                                          ----------     ----------    -----------

Cash flows from investing activities:
  Principal collections on leases            799,405      1,522,081      2,321,486
  Distribution of Diverted
    and other assets, net                     55,450         89,553        145,003
  Distribution of Datronic assets             10,670         17,234         27,904
  Repayments of commercial lease paper           552            892          1,444
  Investment in foreclosed
    properties                                19,517         31,520         51,037
                                          ----------     ----------    -----------

                                             885,594      1,661,280      2,546,874
                                          ----------     ----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (236,227)      (868,336)    (1,104,563)
  Distributions to General Partner            (5,065)       (13,598)       (18,663)
                                          ----------     ----------    -----------

                                            (241,292)      (881,934)    (1,123,226)
                                          ----------     ----------    -----------

Net increase in cash and
  cash equivalents                           332,625        306,653        639,278

Cash and cash equivalents:
  Beginning of year                        1,015,656      2,136,628      3,152,284
                                          ----------     ----------    -----------

  End of year                             $1,348,281     $2,443,281    $ 3,791,562
                                          ==========     ==========    ===========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high- and low-technology equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF").

In 1992, it was alleged that the chairman of DRC (who was also its president and majority stockholder), in conjunction with various other parties, had misappropriated and commingled $13.3 million of funds belonging to this and the other Datronic Partnerships and TELIF. The Partnership's portion of these funds was $640,000. In connection with a partial settlement of a class action lawsuit arising from these allegations, Lease Resolution Corporation ("LRC") replaced DRC as general partner of this and the other Datronic Partnerships on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as general partner of the Datronic Partnerships.

On August 3, 1993, the Partnership began its Liquidation Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1997 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31,

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

1997, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.57 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note
6).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

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

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Recoveries of amounts previously reserved are reflected as credits to the provision for lease loss. The amounts shown in the accompanying Statements of Revenue and Expenses reflect the net effect of provisions and recoveries. Write-offs are deducted from the allowance.

  INVESTMENT IN FORECLOSED PROPERTIES, NET - Investments in foreclosed properties, net, includes the net book value of the leases for which the properties were pledged as collateral, amounts paid to liquidate senior lender positions in the properties, and carrying costs related to the properties. These amounts are partially offset by an allowance for loss to reduce the investment to estimated net realizable value.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


  DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owe amounts to, and are owed amounts from, the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1997 and 1996 are as follows:

                                                  December 31, 1997
                                       ----------------------------------------
                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                       -----------    ----------      ---------
Performing leases
  Minimum lease payments
    receivable                          $  25,885      $  58,546      $  84,431
  Unearned income                            --             (529)          (529)
                                        ---------      ---------      ---------
Total performing leases                    25,885         58,017         83,902
Non-performing leases                     253,444        413,022        666,466
                                        ---------      ---------      ---------
Net investment in direct
  financing leases before
  allowance                               279,329        471,039        750,368
Allowance for lease losses               (279,329)      (471,039)      (750,368)
                                        ---------      ---------      ---------
Net investment in direct
  financing leases                      $    --        $    --        $    --
                                        =========      =========      =========

Amounts currently due
  included in net investment
  in direct financing leases            $  25,885      $  43,254      $  69,139
                                        =========      =========      =========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                  December 31, 1996
                                    -------------------------------------------
                                    Liquidating      Continuing
                                       Limited         Limited
                                      Partners        Partners          Total
                                    -----------      ----------     -----------
Performing leases
  Minimum lease payments
    receivable                      $    47,197     $   130,095     $   177,292
  Unearned income                        (1,258)         (6,338)         (7,596)
                                    -----------     -----------     -----------
Total Performing leases                  45,939         123,757         169,696
Non-performing leases                   363,032         592,661         955,693
                                    -----------     -----------     -----------
Net investment in direct
  financing leases before
  allowance                             408,971         716,418       1,125,389
Allowance for lease losses             (406,451)       (677,459)     (1,083,910)
                                    -----------     -----------     -----------
Net investment in direct
  financing leases                  $     2,520     $    38,959     $    41,479
                                    ===========     ===========     ===========

Amounts currently due
  included in net investment
  in direct financing leases        $    15,688     $    28,797     $    44,485
                                    ===========     ===========     ===========



An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995, 1996 and 1997 follows:


                                Liquidating        Continuing
                                  Limited           Limited
                                 Partners           Partners           Total
                                -----------        ----------       -----------
Balance, beginning
   of 1995                      $ 1,010,261       $ 1,669,720       $ 2,679,981
Recoveries                         (229,440)         (370,560)         (600,000)
Write-offs                         (133,134)         (217,571)         (350,705)
                                -----------       -----------       -----------

Balance, beginning
   of 1996                          647,687         1,081,589         1,729,276
Recoveries                         (202,672)         (402,328)         (605,000)
Write-offs                          (38,564)           (1,802)          (40,366)
                                -----------       -----------       -----------

Balance, beginning
   of 1997                          406,451           677,459         1,083,910
Recoveries                         (107,519)         (190,169)         (297,688)
Write-offs                          (19,603)          (16,251)          (35,854)
                                -----------       -----------       -----------

Balance, end of 1997            $   279,329       $   471,039       $   750,368
                                ===========       ===========       ===========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

The Partnership leases equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding five years ending after December 31, 1997 by Class of Limited Partner are as follows:

                                   Liquidating       Continuing
                                     Limited           Limited
                                    Partners          Partners            Total
                                   -----------       ----------          -------
1998                                 $25,885           $58,546           $84,431
1999                                    --                --                --
2000                                    --                --                --
2001                                    --                --                --
2002                                    --                --                --
                                     -------           -------           -------

                                     $25,885           $58,546           $84,431
                                     =======           =======           =======


NOTE 4 -  INVESTMENT IN FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. The properties are recorded at aggregate net realizable value which equals the Partnership's cost basis less an allowance for loss which includes provisions for valuation adjustments and costs of disposition. Aggregate net realizable value is as follows:


                                                         December 31,
                                              ---------------------------------
                                                  1997                  1996
                                              -----------           -----------
Cost                                          $ 3,759,035           $ 4,808,666
Allowance for loss                             (1,844,479)           (2,871,210)
                                              -----------           -----------

Net                                           $ 1,914,556           $ 1,937,456
                                              ===========           ===========


Two of the properties are subject to separate lease agreements each containing renewal provisions exercisable by the lessee under certain conditions. Both lease agreements expired during 1997 and each tenant is continuing to occupy their respective premises on a month-to-month basis with monthly rentals of $11,248 and $20,000 respectively. Through the first quarter of 1995, rental receipts net of expenses were applied to the Partnership's cost basis as recoveries under the defaulted leases. Subsequent rental receipts of $384,928 in 1997, $343,144 in 1996 and $246,600 in 1995 have been recorded as rental income. The third property was sold in 1996 to its occupant. The purchase price was paid in the form of a secured note with an approximate $245,000 balloon payment due on March 31, 1998. The Partnership is recording reductions to Investment in Foreclosed Properties as payments received on the note.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Due to the volatile nature of real estate values there exists a reasonable possibility that the recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Notes 1 and 8) were commingled by the alleged wrongdoers with $10.3 million of other funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro-rata interest in them.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's undivided interest in the Diverted and other assets, and related distributions, is approximately 4.8% of the total. The Partnership's remaining interest in the Diverted and other assets is reflected in the accompanying Balance Sheets at estimated net realizable value which is equal to cost, less allowances to reflect Management's estimates of current market value and future costs to be incurred. At December 31, 1997, these assets consisted primarily of real estate and cash.

The following tables summarize the activity related to Diverted and other assets, both in total and for the Partnership's interest therein, for the three years ended December 31, 1997.

                                                    Diverted and other assets
                                                --------------------------------
                                                                   Partnership's
                                                    Total              Share
                                                ------------       ------------
Balance at December 31, 1994                    $ 12,747,945       $    615,475
Distribution to the Partnerships                  (3,000,000)          (145,003)
Provision for loss                                (1,625,000)           (78,455)
                                                ------------       ------------

Balance at December 31, 1995                       8,122,945            392,017
Provision for loss                                  (500,000)           (24,140)
                                                ------------       ------------

Balance at December 31, 1996                       7,622,945            367,877
Credit for recovery
  of assets                                          700,000             33,796
                                                ------------       ------------

Balance at December 31, 1997                    $  8,322,945       $    401,673
                                                ============       ============

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Total Diverted and other assets at December 31, 1997 consist of the following:

Office building (at adjusted cost)                                  $ 4,178,666
Cash                                                                  3,693,607
Amount due from settlement                                              700,000
Allowance for carrying and
  disposition costs                                                    (249,328)
                                                                    -----------

                                                                    $ 8,322,945
                                                                    ===========


The 1995 loss provision of $1,625,000 (Partnership's share was $78,455) primarily represents the write-off of the Datronic Partnerships' interest in a real estate development limited partnership. $700,000 (Partnership's share was $33,796) of this was recovered in 1997 and is reflected as a credit for recovery of assets. The 1996 loss provision of $500,000 (Partnership's share was $24,140) primarily reflects a settlement of claims against Diverted and other assets.

LRC is continuing its efforts to liquidate the remaining Diverted and other assets and will make additional distributions to the Partnerships as funds become available. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.


NOTE 6 - DATRONIC ASSETS:

In accordance with a 1993 Court approved Settlement, substantially all of DRC's assets, net of related debt, were transferred to LRC as nominee and agent for the Datronic Partnerships for the benefit of the Class A and B Limited Partners. The Partnership was assigned an undivided, pro-rata interest in the Datronic Assets equal to 7.1% of the total. Proceeds from the liquidation of these assets have been and will be, if additional amounts are realized, used to reimburse the Class A and Class B Limited Partners for legal fees paid in connection with the 1993 partial settlement of class action litigation (see Notes 2 and 8(a)(i)). During 1995, $393,013 was distributed to the Datronic Partnerships (the Partnership's share was $27,904).

At December 31, 1996 and 1997, the remaining Datronic Assets consisted of $800,892 of cash, less a corresponding reserve for claims against Datronic assets including a claim made by a former DRC creditor (see Note 8(b)).

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for the years 1995, 1996 and 1997 were:

                              Class A             Class B            Class C
                              -------             -------            -------
        1995                  $  6.18             $ 14.07            $ 14.07
        1996                  $   -               $  1.00            $  1.00
        1997                  $   -               $   -              $   -


At December 31, 1997, 1996 and 1995, there were 38,197 Class A Units, 61,569 Class B Units, 127 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1997 are:

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
                                             ===========             ===========


NOTE 8 - LITIGATION:

(a) At December 31, 1997, the Partnerships and/or the limited partners of the Datronic Partnerships were plaintiffs in the following matters:

(i) Claims against professionals

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time. The Court also ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

As plaintiffs in the above claims against Price Waterhouse and Weiss, the Datronic Partnerships allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements to DRC. If fees and expenses were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from DRC for any such payments. Since all of the assets of DRC were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see Note
6) and DRC had subsequently ceased operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($212,766 for the Partnership).

(ii) Other Claims

During 1996, the Court entered an order removing any claim that one of the defendants of the class action had against the Partnership's Recovered Assets and certain cash accounts. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $35,000 and is included in Diverted and other assets at a net amount of $0) will be held in escrow for the potential benefit of the defendant pending the outcome of certain litigation to which the Partnership is not a direct party.

(iii) Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. Counsel for the Datronic Partnerships (same as Class Counsel) is charging rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


proceeds, if any, resulting from the cross-claims against professionals.

(b) At December 31, 1997, the Partnership's General Partner, LRC, was a defendant in the following matter:

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender (see Note 6). The suit was dismissed by the Court during 1995 for failure to state a claim. Upon appeal, a portion of the suit was remanded to the lower court for trial. LRC believes the suit is without merit and is vigorously contesting it.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 9 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era was paid a $3.2 million dollar termination fee (plus accrued interest) and the three principals of New Era were paid a total of $1.0 million (plus accrued interest) for their agreement not to compete with the business of the Datronic Partnerships for two years. The Partnership's share of these payments was $611,282, which is included in the 1996 Statement of Revenue and Expenses as part of the Management fees - New Era. Under the terms of the Management Agreement, New Era and its principals were entitled to minimum aggregate annual compensation of $2 million plus all operating expenses incurred in connection with the management of all Partnerships.

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


are included in the accompanying Statement of Revenue and Expenses as part of General Partner's expense reimbursement.


NOTE 10 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners

This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners

This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on August 3, 1993, each Class B Limited Partner received cash distributions equal to 11% annually of their Adjusted Capital Contributions (as that term is defined in the amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners

This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) does not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership), Class C Limited Partners are the same as Class B Limited Partners.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution and to Class B and C Limited Partners after payment of the January 1, 1996 distribution. If the Partnership obtains funds from pending litigation or cash is otherwise available after providing for the orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the beginning of the Liquidating Phase on August 3, 1993, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies will be apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions will be made to the Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter, pro rata based on the number of units outstanding.

The amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. Beginning July 1, 1996, LRC's expense reimbursement includes expenses incurred in managing the day-to-day operations of this and the other Datronic Partnerships. LRC is entitled to no other fees or reimbursements from the Partnership.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The following summarizes the total of all payments to LRC during the three years ended December 31, 1997:

                                                  Year ended December 31,
                                          --------------------------------------
                                              1997          1996          1995
                                              ----          ----          ----
1% Distribution                           $   21,233    $  104,304    $  600,440
Expense Reimbursement in excess
   of the 1% Distribution                  5,369,846     2,955,260     1,261,078
                                          ----------    ----------    ----------

Total                                     $5,391,079    $3,059,564    $1,861,518
                                          ==========    ==========    ==========


The Partnership's share of these payments were:


                                                   Year ended December 31,
                                            ------------------------------------
                                              1997          1996          1995
                                              ----          ----          ----
1% Distribution                             $   --        $   --        $ 18,663
Expense Reimbursement in excess
   of the 1% Distribution                    598,463       344,789        94,508
                                            --------      --------      --------

Total                                       $598,463      $344,789      $113,171
                                            ========      ========      ========


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as Arizona, California, Colorado, Illinois, Missouri and Oklahoma. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, photocopying equipment, medical equipment and transportation equipment. At December 31, 1997, approximately 15% of the Partnership's net investment in direct financing leases (15% for Liquidating and 15% for Continuing Limited Partners) is concentrated in the service industry and approximately 11% is concentrated in the restaurant industry (11% for Liquidating and 12% for Continuing Limited Partners). There are no other significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1997.

                                             Liquidating   Continuing
                                  General      Limited      Limited
                                  Partner      Partner      Partner         Total
                                  -------    -----------   ----------       -----
Net loss per accompanying
  statements                     $ (1,703)   $ (74,282)   $   (94,391)    $  (170,376)

Effect of leases treated as
  operating leases for tax
  purposes                         (2,270)     (83,857)      (140,869)       (226,996)
Effect of principal
  repayments treated as
  income for tax purposes            (728)     (23,880)       (48,228)        (72,836)
Provision for loss on
  foreclosed properties           (14,314)    (541,878)      (875,167)     (1,431,359)
Provision for recovery of
  Diverted and other assets        (1,425)     (53,940)       (87,117)       (142,482)
Provision for Class Counsel
  fees and expenses, net             -          (5,473)        (8,821)        (14,294)

Other, net                           (202)      (7,513)       (12,422)        (20,137)
                                 --------    ---------    -----------     -----------

Loss for Federal income
  tax purposes in total          $(20,642)   $(790,823)   $(1,267,015)    $(2,078,480)
                                 ========    =========    ===========     ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC became general partner in 1993. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them are as follows:

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:


                                    Director
      Name                       Position and Office                       Since
      ----                       -------------------                       -----

Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                        12/92

Robert P. Schaen            Vice-Chairman of the Board and
                            Chief Financial Officer                        12/92

Arthur M. Mintz             Vice-Chairman of the Board and
                              General Counsel                              12/92

Donald D. Torisky, age 59, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.
Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 71, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 61, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1997 was as follows:

   Chairman of the
   Board and Chief                                            All Other
   Executive Officer                      Salary            Compensation(b)
   -----------------                      ------            ---------------
   Donald D. Torisky                     $458,644             $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1997.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.10%.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

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

(b)   Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


      DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

March 27, 1998      By: Lease Resolution Corporation,
                    General Partner



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



By:     /s/ Donald D. Torisky                                  March 27, 1998
       ------------------------------
       Donald D. Torisky
       Chairman and Chief Executive Officer,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P.


By:     /s/ Robert P. Schaen                                   March 27, 1998
       ------------------------------
       Robert P. Schaen
       Vice-Chairman and
       Chief Financial Officer,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P.


By:     /s/ Arthur M. Mintz                                    March 27, 1998
       ------------------------------
       Arthur M. Mintz
       Vice-Chairman and General Counsel,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P..

                                  EXHIBIT INDEX

     EXHIBIT NO.           DESCRIPTION


       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.