Form 10-Q
period 1998-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1998-05-15
CIK 814323

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-Q
                      Quarterly Report Under Section 13
                         or 15 (d) of the Securities
                             Exchange Act of 1934
                      ----------------------------------



For the Quarter Ended
    March 31, 1998                              Commission File Number  0-16764
---------------------                           -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   ----------------------------------------
            (Exact name of Registrant as specified in its charter)


     Delaware                                                36-3535958
---------------------                               ---------------------------
   State or other                                   IRS Employer Identification
   jurisdiction of                                  Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
Address of principal                                      City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
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

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                         PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 1998 (unaudited)                                             3

      December 31, 1997                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1998                              5

      For the three months ended March 31, 1997                              6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1998
        (unaudited)                                                          7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1998                              8

      For the three months ended March 31, 1997                              9

    Notes to Financial Statements (unaudited)                          10 - 11

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      12 - 13


                          PART II - OTHER INFORMATION

Items 1-6.                                                                  14

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                 March 31, 1998



                                         Liquidating  Continuing
                                           Limited     Limited
                                           Partners    Partners     Total
                                           --------    --------     -----
ASSETS
------

Cash and cash equivalents                $  885,938   $1,862,972  $2,748,910
Net investment in direct
  finance leases                                  -            -           -
Investment in foreclosed
  properties, net                           685,189    1,106,623   1,791,812
Diverted and other assets, net              153,599      248,074     401,673
Datronic assets, net                              -            -           -
                                         ----------   ----------  ----------

                                         $1,724,726   $3,217,669  $4,942,395
                                         ==========   ==========  ==========



LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                       $   52,573   $   90,142  $  142,715
Lessee rental deposits                        4,545        8,371      12,916
                                         ----------   ----------  ----------

    Total liabilities                        57,118       98,513     155,631

Total partners' equity                    1,667,608    3,119,156   4,786,764
                                         ----------   ----------  ----------

                                         $1,724,726   $3,217,669  $4,942,395
                                         ==========   ==========  ==========













                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                               December 31, 1997




                                         Liquidating  Continuing
                                           Limited     Limited
                                           Partners    Partners     Total
                                           --------    --------     -----
ASSETS
------

Cash and cash equivalents                $  903,609   $1,882,675  $2,786,284
Net investment in direct
  finance leases                                  -            -           -
Diverted and other assets, net              153,599      248,074     401,673
Investment in foreclosed
  properties, net                           732,126    1,182,430   1,914,556
Datronic assets, net                              -            -           -
                                         ----------   ----------  ----------

                                         $1,789,334   $3,313,179  $5,102,513
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1998
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------

        Revenue:
          Lease income                 $   2,905   $   5,127  $    8,032
          Interest income                 10,811      20,533      31,344
                                     -----------  ----------  ----------

                                          13,716      25,660      39,376
                                     -----------  ----------  ----------

        Expenses:
          General Partner's
           expense reimbursement          44,755      72,368     117,123
          Professional fees               48,703      78,800     127,503
          Other operating expenses         3,642       5,884       9,526
          Credit for lease losses        (19,983)    (38,274)    (58,257)
                                     -----------  ----------  ----------

                                          77,117     118,778     195,895
                                     -----------  ----------  ----------


        Net loss                       $ (63,401)  $ (93,118) $ (156,519)
                                     ===========  ==========  ==========


        Net loss - General Partner     $    (634)  $    (931) $   (1,565)
                                     ===========  ==========  ==========


        Net loss - Limited Partners    $ (62,767)  $ (92,187) $ (154,954)
                                     ===========  ==========  ==========

        Net loss per limited
          partnership unit                $(1.64)     $(1.49)
                                          ======      ======


        Weighted average number
          of limited partnership
          units outstanding               38,197      61,696
                                          ======      ======









                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1997
                                  (Unaudited)



                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ---------

         Revenue:
          Lease income                $   1,971   $   5,949  $   7,920
          Interest income                12,823      21,655     34,478
          Rental income                  39,653      64,043    103,696
                                    -----------  ----------  ---------

                                         54,447      91,647    146,094
                                    -----------  ----------  ---------

         Expenses:
          General Partner's
            expense reimbursement        63,911     106,309    170,220
          Professional fees              24,045      39,536     63,581
          Other operating expenses        5,271       8,788     14,059
          Credit for lease losses       (50,298)    (81,234)  (131,532)
                                    -----------  ----------  ---------

                                         42,929      73,399    116,328
                                    -----------  ----------  ---------


         Net earnings                 $  11,518   $  18,248  $  29,766
                                    ===========  ==========  =========

         Net earnings
          -General Partner            $     115   $     182  $     297
                                    ===========  ==========  =========

         Net earnings
          -Limited Partners           $  11,403   $  18,066  $  29,469
                                    ===========  ==========  =========

         Net earnings per limited
          partnership unit               $ 0.30      $ 0.29
                                         ======      ======


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                         ======      ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                          Liquidating  Continuing
                                General     Limited      Limited      Total
                               Partner's    Partners'   Partners'   Partners'
                                Equity       Equity       Equity      Equity
                               ---------  -----------  -----------  ----------


  Balance, December 31, 1997*  $       -   $1,731,009   $3,212,274  $4,943,283

    Net loss                      (1,565)     (62,767)     (92,187)   (156,519)
    Allocation of General
      Partner's Equity             1,565         (634)        (931)          -
                               ---------  -----------  -----------  ----------

  Balance, March 31, 1998      $       -   $1,667,608   $3,119,156  $4,786,764
                               =========  ===========  ===========  ==========



* Balances are net of $42,867 and $78,868, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.
















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1998
                                  (Unaudited)



                                          Liquidating   Continuing
                                            Limited      Limited
                                           Partners      Partners     Total
                                          -----------  ------------ ---------

   Cash flows from
     operating activities:
     Net loss                               $ (63,401) $  (93,118) $ (156,519)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Credit for lease losses                 (19,983)    (38,274)    (58,257)
      Changes in assets
         and liabilities:
         Accounts payable and
          accrued expenses                       (847)     (1,795)     (2,642)
         Lessee rental deposits                  (360)       (597)       (957)
                                          -----------  ----------  ----------

                                              (84,591)   (133,784)   (218,375)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
     Principal collections on leases           19,983      38,274      58,257
     Net proceeds from foreclosed
      properties                               46,937      75,807     122,744
                                          -----------  ----------  ----------

                                               66,920     114,081     181,001
                                          -----------  ----------  ----------

   Net decrease in cash and
     cash equivalents                         (17,671)    (19,703)    (37,374)
   Cash and cash equivalents:
     Beginning of year                        903,609   1,882,675   2,786,284
                                          -----------  ----------  ----------

     End of first quarter                   $ 885,938  $1,862,972  $2,748,910
                                          ===========  ==========  ==========



















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1997
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from
     operating activities:
     Net earnings                         $    11,518  $   18,248  $   29,766
     Adjustments to
      reconcile net earnings to
      net cash used in
      operating activities:
      Credit for lease losses                 (50,298)    (81,234)   (131,532)
      Changes in assets and
         liabilities:
         Accounts payable and
          accrued expenses                    (38,075)    (62,365)   (100,440)
         Lessee rental deposits               (17,946)    (38,731)    (56,677)
         Due to management company             12,826      21,678      34,504
                                          -----------  ----------  ----------

                                              (81,975)   (142,404)   (224,379)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
     Principal collections
      on leases                                52,818     114,205     167,023
     Investment in foreclosed
      properties                                2,180       3,520       5,700
                                          -----------  ----------  ----------

                                               54,998     117,725     172,723
                                          -----------  ----------  ----------

   Net decrease in cash and
     cash equivalents                         (26,977)    (24,679)    (51,656)
   Cash and cash equivalents:
     Beginning of year                      1,065,965   2,093,544   3,159,509
                                          -----------  ----------  ----------

     End of first quarter                 $ 1,038,988  $2,068,865  $3,107,853
                                          ===========  ==========  ==========
















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high- and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1997 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1997 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary(all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1997 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1996 distribution.

NOTE 4 - INVESTMENT ON FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. Two of the properties are occupied by tenants who are paying monthly rentals of $11,248 and $20,000, respectively. The third property was sold in 1996 to its occupant. The purchase price was paid in the form of a secured note with a $245,000 balloon payment due on March 31, 1998. As of March 31, 1998, $27,000 was received against the balloon amount, with the occupant expecting to secure financing to pay off the remaining balance. The Partnership has elected not to enforce the remedies available to it under the contract as long as the buyer's financing source is processing the loan request.

NOTE 5 - SUBSEQUENT EVENT: SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC will determine how these proceeds, net of contingent attorneys fees of $600,000, will be distributed among the partnerships upon the completion of the trial currently in process against Price Waterhouse. The Settlement Agreement provides for Weiss & Co. to transfer $2.4 million to an escrow account. This amount will be transferred to LRC no later than 30 days following the United States District Court entering an order of dismissal of Weiss & Co. for which no date has yet been set. All limited partners will be notified of the date once it has been scheduled.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through March 31, 1998. The discussion and analysis of results of operations is for the three month period ended March 31, 1998 as compared to the corresponding period in 1997.

Liquidity and Capital Resources

During the three months ended March 31, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

During the three months ended March 31, 1998, the Partnership's cash and cash equivalents decreased by $37,000 to $2,749,000 at March 31, 1998 from $2,786,000 at December 31, 1997. This decrease is primarily due to cash used in operations of $218,000, partially offset by cash receipts from collections on leases of $181,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the March 31, 1998 balance sheets (see Partnership's financial statements included in Item 1.)

Results of Operations

The Partnership had a net loss of $157,000 for the three months ended March 31, 1998 in the aggregate for all classes of partners. This compares to aggregate net income for the same period in 1997 of $30,000. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the two periods ended March 31, 1998 and 1997 include the following:

Rental income:
The 1998 decrease reflects management's decision to apply rental receipts on foreclosed properties as a recovery of its investment balance, effective January 1, 1998. For the period beginning April 1995 through December 1997 rental receipts on foreclosed properties were recognized as income.

General Partner's expense reimbursement:
The decrease in first quarter 1998 expense is primarily due to D&O insurance and reductions in staff and related costs. Through the first quarter 1997, insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
The credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and collections on previously reserved balances.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 1998.





                              DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                              Registrant





                         By:  /s/ DONALD D. TORISKY
                              ----------------------------------------
                              Donald D. Torisky
                              Chairman and Chief Executive Officer,
                              Lease Resolution Corporation
                              General Partner of
                              Datronic Equipment Income Fund XVI, L.P.



                         By:  /s/ ROBERT P. SCHAEN
                              ----------------------------------------
                              Robert P. Schaen
                              Vice Chairman and Chief Financial Officer,
                              Lease Resolution Corporation
                              General Partner of
                              Datronic Equipment Income Fund XVI, L.P.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.