Form 10-Q
period 1998-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1998-08-14
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934




For the Quarter Ended
   June 30, 1998                                Commission File Number  0-16764
---------------------                           -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)



      Delaware                                                36-3535958
----------------------                               ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                      Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
Address of principal                                     City, State, Zip Code
executive offices

Registrant's telephone number:                              (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                                   FORM 10-Q
                                   ---------
                      FOR THE QUARTER ENDED JUNE 30, 1998
                      -----------------------------------

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 1998 (unaudited)                                                 3

    December 31, 1997                                                         4


  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 1998                                  5

    For the three months ended June 30, 1997                                  6

    For the six months ended June 30, 1998                                    7

    For the six months ended June 30, 1997                                    8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 1998 (unaudited)                        9

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 1998                                   10

    For the six months ended June 30, 1997                                   11

  Notes to Financial Statements (unaudited)                             12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       14 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                                   16

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)



                                  Liquidating  Continuing
                                    Limited     Limited
                                    Partners    Partners      Total
                                   ----------  ----------  ----------

ASSETS

Cash and cash equivalents          $  904,048  $1,901,451  $2,805,499
Net investment in direct
  financing leases                          -           -           -
Investment in foreclosed
  properties,  net                    567,316     916,252   1,483,568
Diverted and other assets, net        153,599     248,074     401,673
Datronic assets, net                        -           -           -
                                   ----------  ----------  ----------
                                   $1,624,963  $3,065,777  $4,690,740
                                   ==========  ==========  ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $   52,174  $   89,661  $  141,835
Lessee rental deposits                  3,382       6,492       9,874
                                   ----------  ----------  ----------

Total liabilities                      55,556      96,153     151,709


Total partners' equity              1,569,407   2,969,624   4,539,031
                                   ----------  ----------  ----------
                                   $1,624,963  $3,065,777  $4,690,740
                                   ==========  ==========  ==========
























                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                                 BALANCE SHEETS
                                 --------------
                               December 31, 1997
                               -----------------



                                        Liquidating Continuing
                                          Limited    Limited
                                         Partners    Partners      Total
                                        ----------  ----------  ----------

     ASSETS

     Cash and cash equivalents          $  903,609  $1,882,675  $2,786,284
     Net investment in direct
       finance leases                            -           -           -
     Diverted and other assets, net        153,599     248,074     401,673
     Investment in foreclosed
       properties, net                     732,126   1,182,430   1,914,556
     Datronic assets, net                        -           -           -
                                        ----------  ----------  ----------
                                        $1,789,334  $3,313,179  $5,102,513
                                        ==========  ==========  ==========




     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                 $   53,420  $   91,937  $  145,357
     Lessee rental deposits                  4,905       8,968      13,873
                                        ----------  ----------  ----------
          Total liabilities                 58,325     100,905     159,230

     Total partners' equity              1,731,009   3,212,274   4,943,283
                                        ----------  ----------  ----------

                                        $1,789,334  $3,313,179  $5,102,513
                                        ==========  ==========  ==========



















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------
                    For the three months ended June 30, 1998
                    ----------------------------------------
                                  (Unaudited)



                                     Liquidating Continuing
                                       Limited    Limited
                                      Partners    Partners      Total
                                     ----------- ----------  ----------
         Revenue:
          Lease income                $   4,560  $    7,876  $   12,436
          Interest income                10,684      20,448      31,132
                                      ---------  ----------  ----------
                                         15,244      28,324      43,568
                                      ---------  ----------  ----------
         Expenses:
          General Partner's
           expense reimbursement         42,891      69,357     112,248
          Professional fees              76,518     124,210     200,728
          Other operating expenses        3,610       5,829       9,439
          Credit for lease losses        (9,574)    (21,540)    (31,114)
                                      ---------  ----------  ----------
                                        113,445     177,856     291,301
                                      ---------  ----------  ----------
         Net loss                     $ (98,201)  $(149,532) $ (247,733)
                                      =========  ==========  ==========

         Net loss -
          General Partner             $    (982) $   (1,495) $   (2,477)
                                      =========  ==========  ==========

         Net loss -
          Limited Partners            $ (97,219) $ (148,037) $ (245,256)
                                      =========  ==========  ==========

         Net loss per limited
          partnership unit               $(2.55)     $(2.40)
                                         ======      ======


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                         ======      ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------

                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------

                    For the three months ended June 30, 1997
                    ----------------------------------------
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                      ---------   ---------  ----------

         Revenue:
          Lease income                $   1,051   $   4,190  $    5,241
          Interest income                12,687      23,117      35,804
          Rental income                  35,848      57,896      93,744
                                      ---------   ---------  ----------
                                         49,586      85,203     134,789
                                      ---------   ---------  ----------
         Expenses:
          General Partner's
           expense reimbursement         67,373     111,326     178,699
          Professional fees              35,825      57,835      93,660
          Other operating expenses        1,456       2,412       3,868
          Credit for lease losses       (13,437)    (24,630)    (38,067)
                                      ---------   ---------  ----------
                                         91,217     146,943     238,160
                                      ---------   ---------  ----------
         Net loss                     $ (41,631)  $ (61,740) $ (103,371)
                                      =========   =========  ==========

         Net loss -
          General Partner             $    (416)  $    (617) $   (1,033)
                                      =========   =========  ==========

         Net loss -
          Limited Partners            $ (41,215)  $ (61,123) $ (102,338)
                                      =========   =========  ==========

         Net loss per limited
          partnership unit               $(1.08)      $(.99)
                                         ======       =====


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                         ======      ======















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------

                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------

                     For the six months ended June 30, 1998
                     --------------------------------------
                                  (Unaudited)


                                     Liquidating Continuing
                                      Limited     Limited
                                      Partners    Partners      Total
                                     ----------  ----------  ----------

         Revenue:
          Lease income               $    7,465  $   13,003  $   20,468
          Interest income                21,495      40,981      62,476
                                     ----------  ----------  ----------
                                         28,960      53,984      82,944
                                     ----------  ----------  ----------
         Expenses:
          General Partner's
           expense reimbursement         87,646     141,725     229,371
          Professional fees             125,221     203,010     328,231
          Other operating expenses        7,252      11,713      18,965
          Credit for lease losses       (29,557)    (59,814)    (89,371)
                                     ----------  ----------  ----------
                                        190,562     296,634     487,196
                                     ----------  ----------  ----------
         Net loss                    $ (161,602) $ (242,650) $ (404,252)
                                     ==========  ==========  ==========

         Net loss -
          General Partner            $   (1,616) $   (2,427) $   (4,043)
                                     ==========  ==========  ==========

         Net loss -
          Limited Partners           $ (159,986) $ (240,223) $ (400,209)
                                     ==========  ==========  ==========

         Net loss per limited
          partnership unit               $(4.19)     $(3.89)
                                         ======      ======


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                         ======      ======



















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------

                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------

                     For the six months ended June 30, 1997
                     --------------------------------------
                                  (Unaudited)


                                     Liquidating Continuing
                                       Limited    Limited
                                      Partners    Partners     Total
                                    -----------  ----------  ---------

         Revenue:
          Lease income              $     3,022  $   10,139  $  13,161
          Interest income                25,510      44,772     70,282
          Rental income                  75,501     121,939    197,440
                                    -----------  ----------  ---------
                                        104,033     176,850    280,883
                                    -----------  ----------  ---------
         Expenses:
          General Partner's
           expense reimbursement        131,284     217,635    348,919
          Professional fees              59,870      97,371    157,241
          Other operating expenses        6,727      11,200     17,927
          Credit for lease losses       (63,735)   (105,864)  (169,599)
                                    -----------  ----------  ---------
                                        134,146     220,342    354,488
                                    -----------  ----------  ---------
         Net loss                   $   (30,113) $  (43,492) $ (73,605)
                                    ===========  ==========  =========

         Net loss -
          General Partner           $      (301) $     (435) $    (736)
                                    ===========  ==========  =========

         Net loss -
          Limited Partners          $   (29,812) $  (43,057) $ (72,869)
                                    ===========  ==========  =========

         Net loss per
          limited partnership unit       $ (.78)      $(.70)
                                         ======       =====


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    ----------------------------------------
                                  (Unaudited)



                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------


  Balance, December 31, 1997*  $       -  $ 1,731,009  $3,212,274  $4,943,283

   Net loss                       (4,043)    (159,986)   (240,223)   (404,252)
   Allocation of General
     Partner's Equity              4,043       (1,616)     (2,427)          -
                               ---------  -----------  ----------  ----------
  Balance, June 30, 1998       $       -  $ 1,569,407  $2,969,624  $4,539,031
                               =========  ===========  ==========  ==========



* Balances are net of $42,867 and $78,868, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.

































                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     For the six months ended June 30, 1998
                     --------------------------------------
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners      Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                              $  (161,602) $ (242,650) $ (404,252)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Credit for lease losses                 (29,557)    (59,814)    (89,371)
      Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                              (1,246)     (2,276)     (3,522)
       Lessee rental deposits                  (1,523)     (2,476)     (3,999)
                                          -----------  ----------  ----------
                                             (193,928)   (307,216)   (501,144)
                                          -----------  ----------  ----------

   Cash flows from investing activities:
    Principal collections on leases            29,557      59,814      89,371
    Proceeds from liquidation of
     foreclosed properties                    164,810     266,178     430,988
                                          -----------  ----------  ----------
                                              194,367     325,992     520,359
                                          -----------  ----------  ----------

   Net increase in cash and
    cash equivalents                              439      18,776      19,215
   Cash and cash equivalents:
    Beginning of year                         903,609   1,882,675   2,786,284
                                          -----------  ----------  ----------
    End of second quarter                 $   904,048  $1,901,451  $2,805,499
                                          ===========  ==========  ==========


















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     For the six months ended June 30, 1997
                     --------------------------------------
                                  (Unaudited)


                                            Liquidating  Continuing
                                              Limited     Limited
                                             Partners     Partners      Total
                                            -----------  ----------  ----------

 Cash flows from operating activities:
  Net loss                                  $   (30,113) $  (43,492) $  (73,605)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Credit for lease losses                      (63,735)   (105,864)   (169,599)
   Changes in assets and liabilities:
    Accounts payable and accrued expenses       (38,630)    (63,105)   (101,735)
    Lessee rental deposits                      (22,061)    (45,377)    (67,438)
    Due from management company                  12,826      21,678      34,504
                                            -----------  ----------  ----------
                                               (141,713)   (236,160)   (377,873)
                                            -----------  ----------  ----------
 Cash flows from investing activities:
  Principal collections on leases                66,255     144,823     211,078
  Proceeds from liquidation of
   foreclosed properties                          4,818       7,782      12,600
                                            -----------  ----------  ----------
                                                 71,073     152,605     223,678
                                            -----------  ----------  ----------

 Net decrease in cash and cash equivalents      (70,640)    (83,555)   (154,195)

 Cash and cash equivalents:
  Beginning of year                           1,065,965   2,093,544   3,159,509
                                            -----------  ----------  ----------
  End of second quarter                     $   995,325  $2,009,989  $3,005,314
                                            ===========  ==========  ==========





















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)


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

NOTE 4 - INVESTMENT ON FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. Two of the properties are occupied by tenants who are paying monthly rentals of $11,248 and $20,000, respectively. The third property was sold in 1996 to its occupant. The purchase price was paid in the form of a secured note with a $245,000 balloon payment due on March 31, 1998. During the quarter ended June 30, 1998 this amount was paid in full.

NOTE 5 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co. has transferred $2.4 million to an escrow account; this amount will be transferred to LRC no later than 30 days following the District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion for dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents increased by $19,000 to $2,805,000 at June 30, 1998 from $2,786,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases and foreclosed properties of $520,000 partially offset by cash used in operations of $501,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1.)

Results of Operations

The Partnership had net losses of $248,000 and $404,000 for the three and six months ended June 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $103,000 and $74,000 for the three and six months ended June 30, 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
The increase for the three and six months ended June 30, 1998 represents collections of previously unearned lease income on defaulted leases.

Rental income:
The 1998 decrease reflects management's decision to apply rental receipts on foreclosed properties as a recovery of its investment balance, effective January 1, 1998. For the period beginning April 1995 through December 1997, rental receipts on foreclosed properties were recognized as income.

General Partner's expense reimbursement:
The decrease for the three and six month periods ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
The credit primarily reflects collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 5 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.





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



                              By: /s/ ROBERT P. SCHAEN
                                  ---------------------------------------
                                  Robert P. Schaen
                                  Vice Chairman and Chief Financial Officer,
                                  Lease Resolution Corporation
                                  General Partner of
                                  Datronic Equipment Income Fund XVI, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.