Form 10-Q
period 1998-09-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1998-11-16
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                              --------------------



For the Quarter Ended
 September 30, 1998                              Commission File Number  0-16764
---------------------                            -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
             (Exact name of Registrant as specified in its charter)



              Delaware                                       36-3535958
    ------------------------------                 ----------------------------
    State or other jurisdiction of                 IRS Employer Identification
    incorporation or organization                              Number


  1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
--------------------------------------                --------------------------
Address of principal executive offices                   City, State, Zip Code


  Registrant's telephone number:                            (847)240-6200
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

                                (1)  Yes  x   No_____


                                (2)  Yes  x   No_____

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I - FINANCIAL INFORMATION

Item 1.
-------

Index to Financial Statements

     Balance Sheets

        September 30, 1998 (unaudited)                               3

        December 31, 1997                                            4

     Statements of Revenue and Expenses (unaudited)

        For the three months ended September 30, 1998                5

        For the three months ended September 30, 1997                6

        For the nine months ended September 30, 1998                 7

        For the nine months ended September 30, 1997                 8

     Statements of Changes in Partners' Equity

        For the nine months ended September 30, 1998 (unaudited)     9

     Statements of Cash Flows (unaudited)

        For the nine months ended September 30, 1998                 10

        For the nine months ended September 30, 1997                 11

     Notes to Financial Statements (unaudited)                       12-13

Item 2.
-------

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                14-16

PART II - OTHER INFORMATION

Items 1-6.                                                           17
----------

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                               September 30, 1998
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS

     Cash and cash equivalents          $  873,296  $1,855,312  $2,728,608
     Net investment in direct
       financing leases                         --          --          --
     Investment in foreclosed
       properties,  net                    542,176     875,648   1,417,824
     Diverted and other assets, net        153,599     248,074     401,673
     Datronic assets, net                       --          --          --
                                       -----------  ----------  ----------

                                        $1,569,071  $2,979,034  $4,548,105
                                        ==========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                 $   45,823  $   78,493  $  124,316
     Lessee rental deposits                  3,824       7,109      10,933
                                        ----------  ----------  ----------


     Total liabilities                      49,647      85,602     135,249


     Total partners' equity              1,519,424   2,893,432   4,412,856
                                        ----------  ----------  ----------

                                        $1,569,071  $2,979,034  $4,548,105
                                        ==========  ==========  ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                               December 31, 1997




                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS

     Cash and cash equivalents          $  903,609  $1,882,675  $2,786,284
     Net investment in direct
       finance leases                           --          --          --
     Investment in foreclosed
       properties, net                     732,126   1,182,430   1,914,556
     Diverted and other assets, net        153,599     248,074     401,673
     Datronic assets, net                       --          --          --
                                        ----------  ----------  ----------

                                        $1,789,334  $3,313,179  $5,102,513
                                        ==========  ==========  ==========




     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                 $   53,420  $   91,937  $  145,357
     Lessee rental deposits                  4,905       8,968      13,873
                                       -----------  ----------  ----------

       Total liabilities                    58,325     100,905     159,230

     Total partners' equity              1,731,009   3,212,274   4,943,283
                                        ----------  ----------  ----------


                                        $1,789,334  $3,313,179  $5,102,513
                                        ==========  ==========  ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1998
                                  (Unaudited)





                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ----------

         Revenue:
          Lease income                 $    604    $    975   $   1,579
          Interest income                11,026      21,114      32,140
                                       --------    -------    ---------

                                         11,630      22,089      33,719
                                       ========    ========   =========

         Expenses:
          General Partner's
           expense reimbursement         47,563      76,948     124,511
          Professional fees              15,453      24,956      40,409
          Other operating expenses        1,657       2,677       4,334
          Credit for lease losses        (3,060)     (6,300)     (9,360)
                                       --------    --------   ---------

                                         61,613      98,281     159,894
                                       --------    --------   ---------

         Net loss                      $(49,983)   $(76,192)  $(126,175)
                                       ========    ========   =========

         Net loss -
          General Partner              $   (500)   $   (762)  $  (1,262)
                                       ========    ========   =========

         Net loss -
          Limited Partners             $(49,483)   $(75,430)  $(124,913)
                                       ========    ========   =========

         Net loss per limited
          partnership unit             $  (1.30)   $  (1.22)
                                       ========    ========


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                       ========    ========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1997
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ---------

        Revenue:
         Lease income                  $   3,546    $  7,026  $  10,572
         Interest income                  12,651      23,274     35,925
         Rental income                    35,848      57,896     93,744
                                       ---------    --------   --------

                                          52,045      88,196    140,241
                                       ---------    --------   --------


        Expenses:
         General Partner's
          expense reimbursement           63,544     102,840    166,384
         Professional fees                37,202      60,083     97,285
         Other operating expenses          3,253       5,308      8,561
         Credit for lease losses         (15,722)    (32,808)   (48,530)
                                       ---------    --------   --------

                                          88,277     135,423    223,700
                                       ---------    --------   --------

        Net loss                       $ (36,232)   $(47,227)  $(83,459)
                                       =========    ========   ========

        Net loss - General Partner     $    (362)   $   (472)  $   (834)
                                       =========    ========   ========

        Net loss - Limited Partners    $ (35,870)   $(46,755)  $(82,625)
                                       =========    ========   ========

        Net loss per limited
         partnership unit              $   (0.94)   $  (0.76)
                                       =========    ========

        Weighted average number
         of limited partnership
         units outstanding                38,197      61,696
                                       =========    ========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ----------

         Revenue:
          Lease income               $    8,069  $   13,978  $   22,047
          Interest income                32,521      62,095      94,616
                                     ----------  ----------  ----------

                                         40,590      76,073     116,663
                                     ----------  ----------  ----------

         Expenses:
          General Partner's
           expense reimbursement        135,209     218,673     353,882
          Professional fees             140,674     227,966     368,640
          Other operating expenses        8,909      14,390      23,299
          Credit for lease losses       (32,617)    (66,114)    (98,731)
                                     ----------  ----------  ----------

                                        252,175     394,915     647,090
                                     ----------  ----------  ----------

         Net loss                    $ (211,585) $ (318,842) $ (530,427)
                                     ==========  ==========  ==========

         Net loss -
          General Partner            $   (2,116) $   (3,188) $   (5,304)
                                     ==========  ==========  ==========

         Net loss -
          Limited Partners           $ (209,469) $ (315,654) $ (525,123)
                                     ==========  ==========  ==========

         Net loss per limited
          partnership unit           $    (5.48) $    (5.12)
                                     ==========  ==========


         Weighted average number
          of limited partnership
          units outstanding              38,197      61,696
                                     ==========  ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1997
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------

        Revenue:
         Lease income                  $   6,568  $   17,165  $   23,733
         Interest income                  38,161      68,046     106,207
         Rental income                   111,349     179,835     291,184
                                       ---------  ----------  ----------

                                         156,078     265,046     421,124
                                       ---------  ----------  ----------

        Expenses:
         General Partner's
          expense reimbursement          194,828     320,475     515,303
         Professional fees                97,072     157,454     254,526
         Other operating expenses          9,980      16,508      26,488
         Credit for lease losses         (79,457)   (138,672)   (218,129)
                                       ---------  ----------  ----------

                                         222,423     355,765     578,188
                                       ---------  ----------  ----------

        Net loss                       $ (66,345) $  (90,719) $ (157,064)
                                       =========   ========== ===========

        Net loss - General Partner     $    (663) $     (907) $   (1,570)
                                       =========  ==========   =========

        Net loss - Limited Partners    $ (65,682) $  (89,812) $ (155,494)
                                       =========  ==========  ==========

        Net loss per limited
         partnership unit              $   (1.72) $    (1.46)
                                       =========  ==========


        Weighted average number
         of limited partnership
         units outstanding                38,197      61,696
                                       =========  ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------


  Balance, December 31, 1997*   $     --   $1,731,009  $3,212,274  $4,943,283

   Net loss                       (5,304)    (209,469)   (315,654)   (530,427)
   Allocation of General
    Partner's Equity               5,304       (2,116)     (3,188)         --
                                --------   ----------  ----------  ----------

  Balance, September 30, 1998   $     --   $1,519,424  $2,893,432  $4,412,856
                                ========   ==========  ==========  ==========



* Balances are net of $42,867 and $78,868, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                               $ (211,585) $ (318,842) $ (530,427)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Credit for lease losses                 (32,617)    (66,114)    (98,731)
      Changes in assets and liabilities:
       Accounts payable and accrued
         expenses                              (7,597)    (13,444)    (21,041)
       Lessee rental deposits                  (1,081)     (1,859)     (2,940)
                                           ----------  ----------  ----------

                                             (252,880)   (400,259)   (653,139)
                                           ----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases            32,617      66,114      98,731
    Proceeds from liquidation of
     foreclosed properties                    189,950     306,782     496,732
                                           ----------  ----------  ----------

                                              222,567     372,896     595,463
                                           ----------  ----------  ----------


   Net decrease in cash and
    cash equivalents                          (30,313)    (27,363)    (57,676)
   Cash and cash equivalents:
    Beginning of year                         903,609   1,882,675   2,786,284
                                           ----------  ----------  ----------

    End of third quarter                   $  873,296  $1,855,312  $2,728,608
                                           ==========  ==========  ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1997
                                  (Unaudited)



                                          Liquidating   Continuing
                                            Limited      Limited
                                            Partners    Partners      Total
                                          -----------  -----------  ---------

Cash flows used for operating activities:
 Net loss                                  $  (66,345)   $ (90,719) $ (157,064)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Credit for lease losses                     (79,457)    (138,672)   (218,129)
  Changes in assets and liabilities:
  Accounts payable and accrued
      expenses                                (50,901)     (82,895)   (133,796)
  Lessee rental deposits                      (27,362)     (53,918)    (81,280)
Due from management company                    12,826       21,678      34,504
                                           ----------    ---------  -----------

                                             (211,239)    (344,526)   (555,765)
                                           ----------    ---------  ----------


Cash flows from investing activities:
 Principal collections on leases               81,977      177,631     259,608
 Investment in foreclosed properties            7,342       11,858      19,200
                                           ----------    ---------  ----------

                                               89,319      189,489     278,808
                                           ----------    ---------  ----------



Net decrease in cash and cash equivalents     (121,920)    (155,037)   (276,957)

Cash and cash equivalents:
 Beginning of year                           1,065,965    2,093,544   3,159,509
                                           -----------   ----------  ----------

 End of third quarter                      $   944,045   $1,938,507  $2,882,552
                                           ============  ==========  ==========






                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (Unaudited)

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

NOTE 4 - INVESTMENT IN FORECLOSED PROPERTIES:

During 1991 and 1992, the Partnership acquired three real estate properties through foreclosure on defaulted leases. Two of the properties were occupied by tenants who paid monthly rentals of $11,248 and $20,000, respectively, through the end of the third quarter 1998. LRC is now actively marketing these properties for sale and expects that the proceeds from such sales will not differ materially from the net book value of the properties. The third property was sold in 1996 to its occupant. The purchase price was paid in the form of a secured note with a $245,000 balloon payment due on March 31, 1998. During the quarter ended June 30, 1998 this amount was paid in full.

NOTE 5 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents decreased by $58,000 to $2,728,000 at September 30, 1998 from $2,786,000 at December 31, 1997. This decrease is primarily due to cash receipts from collections on leases and foreclosed properties of $595,000 partially offset by cash used in operations of $653,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and the rental or sale of foreclosed properties. Through September 30, 1998, the Partnership was receiving a total of $31,248 a month from the month-to-month rental of the foreclosed properties. Both tenants have now moved out and LRC is actively marketing the properties for sale. The eventual proceeds from such sales are not expected to differ materially from the net book value of the properties.
In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations

The Partnership had net losses of $126,000 and $530,000 for the three and nine months ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $83,000 and $157,000 for the three and nine months ended September 30, 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to decreases in collections of previously unearned lease income on defaulted leases.

Rental income:
The 1998 decrease reflects management's decision to apply rental receipts on foreclosed properties as a recovery of its investment balance, effective January 1, 1998. For the period beginning April 1995 through December 1997, rental receipts on foreclosed properties were recognized as income.

General Partner's expense reimbursement:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees: The increase for the nine month period ended September 30, 1998 primarily reflects fees paid during the second quarter of 1998 in connection with the trial against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 5 to Partnership's financial statements included in Item 1.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





                            DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            Registrant





                    By:     /s/DONALD D. TORISKY
                            ---------------------------------------------
                            Donald D. Torisky
                            Chairman and Chief Executive Officer,
                            Lease Resolution Corporation
                            General Partner of
                            Datronic Equipment Income Fund XVI, L.P.



                    By:     /s/ROBERT P. SCHAEN
                            ---------------------------------------------
                            Robert P. Schaen
                            Vice Chairman and Chief Financial Officer,
                            Lease Resolution Corporation
                            General Partner of
                            Datronic Equipment Income Fund XVI, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.