Form 10-K405
period 1998-12-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1999-03-30
CIK 814323

                                 FORM 10-K



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549c


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998


Commission File Number 0-16764


                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
          (Exact name of Registrant as specified in its charter)



Delaware                            36-3535958
---------                           ----------

State or other                   (I.R.S. Employer
jurisdiction of                 Identification No.)
incorporation or
organization



1300 E. WOODFIELD ROAD, SUITE 312, SCHAUMBURG, ILLINOIS   60173
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


As more fully described in Part II, Item 8, Notes 1, 5 and 8, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp.("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.


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

The Partnership has no employees. LRC, the General Partner, employed 27 persons at December 31, 1998 all of whom attend to the operations of the Datronic Partnerships.


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


As of March 16, 1999, the Partnership estimates that there were approximately 4,420 record owners of Units.


                                 Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.


ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

                    STATEMENTS OF REVENUE AND EXPENSES DATA
                    (in thousands, except for Unit amounts)

                                      For the years ended December 31,
                               -------------------------------------------------
                                 1998      1997       996       1995       1994
                                 ----      ----       ---       ----       ----
                                                      >
Total revenue                  $  579    $   550        613    $   890    $1,141
Total expenses                    941        720      1,374      1,115       904
                               -------   --------    -------   --------   ------
Net earnings (loss)            $ (362)   $  (170)      (761)   $  (225)   $  237
                               =======   ========    =======   ========   ======

Net earnings (loss)
  per Unit
  Class A                      $(3.84)   $ (1.94)   $ (8.29)   $ (2.43)   $ 1.16
  Class B                      $(3.43)   $ (1.53)   $ (7.08)   $ (2.11)   $ 3.08
  Class C                      $(3.43)   $ (1.53)   $ (7.08)   $ (2.11)   $ 3.08


Distributions per Unit
  (per year)
  Class A                      $  -      $  -       $  -       $  6.18    $48.34
  Class B                         -      $  -       $  1.00    $ 14.07    $53.41
  Class C                         -      $  -       $  1.00    $ 14.07    $53.41

Weighted average number
  of Units outstanding
  Class A                      38,197     38,197     38,197     38,197    38,197
  Class B                      61,569     61,569     61,569     61,569    61,569
  Class C                         127        127        127        127       127



                               BALANCE SHEET DATA
                    (in thousands, except for Unit Amounts)

                                              As of December 31,
                               -------------------------------------------------
                                 1998      1997      1996       1995       1994
                                 ----      ----      ----       ----       ----
Total assets                   $4,698    $ 5,103    $ 5,541    $ 6,764    $8,150
Total liabilities              $  116    $   159    $   427    $   828    $  865
Partners' equity               $4,582    $ 4,944    $ 5,114    $ 5,936    $7,285

Book value per Unit
  Class A                      $42.60    $ 46.44    $ 48.38    $ 56.67    $64.70
  Class B                      $49.93    $ 53.36    $ 54.89    $ 62.96    $78.51
  Class C                      $52.97    $ 56.93    $ 58.46    $ 66.53    $82.08

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $362,000 in 1998 in the aggregate for all classes of partners. This compares to aggregate net losses in 1997 and 1996 of $170,000 and $761,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1998 include the following:

Lease income:
Since August 1993, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1998. This trend will continue as the Partnership liquidates its remaining leases.


Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received in connection with the resolution of litigation against its former accountants. See Note 8 to the Partnership's financial statements included in Item 8.


Recovery of Datronic Assets:
Recovery of Datronic Assets represents the Partnership's 7.1% share of previously reserved cash balances held by a nominee company for the benefit of the Datronic Partnerships. During 1998, potential claims against these funds were resolved and a total of $750,000 was distributed proportionately to each of the Datronic Partnerships. See Note 6 to the Partnership's financial statements included in Item 8.


Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income for 1998 was lower than 1997 because of lower average invested cash balances.

Rental income:
Rental income increased from 1996 to 1997 resulting from monthly rental rate increases. The 1998 rental receipts were credited to the investment in foreclosed properties, net.


Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1998 and 1997 reflect no New Era management fees and 1996 results reflect only six months of such fees plus $611,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. The decrease in 1998 is due to the effects of staff reductions and other cost savings realized during 1998. Included in 1997 expenses is $60,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $33,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in item 8. The 1998 and 1997 increases reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1998 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease loss:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio. The credits in 1996, 1997 and 1998 reflect net recoveries of lease balances previously reserved.

Provision (credit) for loss on Diverted and other assets:
This provision (credit) represents the Partnership's share of any decrease (recovery) in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 5 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents increased by $224,000 to $3,010,000 at December 31, 1998 from $2,786,000 at
December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $110,000 (all of which were fully reserved), recoveries on foreclosed properties of $502,000 and a distribution of Diverted and other assets of $194,000, partially offset by cash used in operations of $581,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the sale of foreclosed properties as well as the disposition of the remaining Diverted Assets. The ultimate liquidation date of the Partnership and its associated costs are not yet certain due to various timing issues relating to the liquidation of the Partnership's remaining assets. The remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois) are expected to be liquidated during 1999.

Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation resolved. Now that additional assets have been liquidated, the General Partner has determined that an interim cash distribution will be paid to the limited partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

IMPACT OF INFLATION AND CHANGING PRICES


Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements of the Partnership in the Year 2000. Furthermore, the only material relationships the Partnership has with third parties that could be affected by the Year 2000 are those with the Partnership's banking institutions. LRC has been advised by the Partnership's banking institutions that they are Year 2000 compliant.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                Page(s)
Audited Financial Statements:


         Independent Auditors' Report                             11-12


         Balance Sheets
           In Total for All Classes of Limited Partners
           at December 31, 1998 and 1997                           13

           By Class of Limited Partner
             December 31, 1998                                     14

             December 31, 1997                                     15


         Statements of Revenue and Expenses
           In Total for All Classes of Limited Partners for the years ended December 31,


           1998, 1997 and 1996                                     16

           By Class of Limited Partner for the years ended
             December 31, 1998                                     17

             December 31, 1997                                     18

             December 31, 1996                                     19

         Statements of Changes in Partners' Equity
           For the years ended December 31,
           1998, 1997 and 1996                                     20


         Statements of Cash Flows
           In Total for All Classes of Limited Partners
           for the years ended December 31,
           1998, 1997 and 1996                                     21

           By Class of Limited Partner for the years ended
             December 31, 1998                                     22

             December 31, 1997                                     23

             December 31, 1996                                     24

         Notes to Financial Statements                            25-36

                          INDEPENDENT AUDITORS' REPORT


The Partners of Datronic
Equipment Income Fund XVI, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVI, L.P. ("the Partnership") as of December 31, 1998 and 1997 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1998 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities -- Datronic Equipment Income Fund XVII, XVIII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 9, 1999

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                            December 31,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
ASSETS

Cash and cash equivalents                             $3,010,635      $2,786,284
Judgment receivable, net                                  66,646           -
Net investment in direct
  financing leases                                         -               -
Diverted and other assets, net                           207,594         401,673
Investment in foreclosed
  properties, net                                      1,412,819       1,914,556
Datronic assets, net                                       -               -
                                                      ----------      ----------
                                                      $4,697,694      $5,102,513
                                                      ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                            $  105,117      $  145,357
Lessee rental deposits                                    10,819          13,873
                                                      ----------      ----------
    Total liabilities                                    115,936         159,230
Total partners' equity                                 4,581,758       4,943,283
                                                      ----------      ----------
                                                      $4,697,694      $5,102,513
                                                      ==========      ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                                       December 31, 1998
                                        ----------------------------------------------
                                        Liquidating       Continuing
                                          Limited          Limited
                                         Partners          Partners           Total
                                        -----------      -----------       -----------
ASSETS

Cash and cash equivalents               $   980,185      $ 2,030,450       $ 3,010,635
Judgment receivable, net                     25,485           41,161            66,646
Net investment in direct
  financing leases                           -                -                 -
Diverted and other
assets, net                                  79,384          128,210           207,594
Investment in foreclosed
  properties, net                           540,262          872,557         1,412,819
Datronic assets, net                         -                -                 -
                                        -----------      -----------       -----------
                                        $ 1,625,316      $ 3,072,378       $ 4,697,694
                                        ===========      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $    38,544      $    66,573       $   105,117
Lessee rental deposits                        3,824            6,995            10,819
                                        -----------      -----------       -----------
    Total liabilities                        42,368           73,568           115,936
Total partners' equity                    1,582,948        2,998,810         4,581,758
                                        -----------      -----------       -----------
                                        $ 1,625,316      $ 3,072,378       $ 4,697,694
                                        ===========      ===========       ===========

                   See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER



                                                 December 31, 1997
                                     ------------------------------------------
                                     Liquidating      Continuing
                                       Limited          Limited
                                       Partners        Partners         Total
                                     -----------      ----------      ---------
ASSETS

Cash and cash equivalents             $  903,609      $1,882,675      $2,786,284
Net investment in direct
  financing leases                         -              -                -
Diverted and other
assets, net                              153,599         248,074         401,673
Investment in foreclosed
  properties, net                        732,126       1,182,430       1,914,556
Datronic assets, net                       -              -                -
                                      ----------      ----------      ----------
                                      $1,789,334      $3,313,179      $5,102,513
                                      ==========     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
 accrued expenses                     $   53,420      $   91,937      $  145,357
Lessee rental deposits                     4,905           8,968          13,873
                                      ----------      ----------      ----------
    Total liabilities                     58,325         100,905         159,230
Total partners' equity                 1,731,009       3,212,274       4,943,283
                                      ----------      ----------      ----------
                                      $1,789,334      $3,313,179      $5,102,513
                                      ==========      ==========      ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS



                                               For the years ended December 31,
                                        ----------------------------------------------
                                           1998               1997              1996
                                        ---------          ---------         ---------
Revenue:
  Lease income                          $  22,952          $  25,391        $   81,010
  Litigation proceeds                     381,020              -                 -
  Recovery of Datronic assets              53,250              -                 -
  Interest income                         122,074            139,380           188,710
  Rental income                             -                384,928           343,144
                                        ---------          ---------        ----------
                                          579,296            549,699           612,864
                                        ---------          ---------        ----------

Expenses:
  Management fees - New Era                 -                  -             1,019,003
  General Partner's expense
    reimbursement                         476,091            598,463           344,789
  Professional fees - litigation          372,467            201,528           141,113
  Professional fees - other               157,052            216,117           391,574
  Other operating expenses                 44,874             35,451            58,174
  Credit for lease losses                (109,663)          (297,688)         (605,000)
  Provision (credit) for loss on
    Diverted and other assets               -                (33,796)           24,140
                                        ---------          ---------        ----------
                                          940,821            720,075         1,373,793
                                        ---------          ---------        ----------
Net loss                                $(361,525)         $(170,376)       $ (760,929)
                                        =========          =========        ==========
Net loss - General Partner              $  (3,616)         $  (1,703)       $   (7,609)
                                        =========          =========        ==========
Net loss - Limited Partners             $(357,909)         $(168,673)       $ (753,320)
                                        =========          =========        ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998

                                        Liquidating       Continuing
                                          Limited           Limited
                                          Partners          Partners           Total
                                        -----------       ----------        ----------
Revenue:
  Lease income                           $   8,415        $  14,537         $  22,952
  Litigation proceeds                      145,702          235,318           381,020
  Recovery of Datronic assets               20,363           32,887            53,250
  Interest i come                           41,829           80,245           122,074
                                         ---------        ---------         ---------
                                           216,309          362,987           579,296
                                         ---------        ---------         ---------
Expenses:
  General Partner's expense
    reimbursement                        $ 181,913        $ 294,178         $ 476,091
  Professional fees - litigation           142,431          230,036           372,467
  Professional fees - other                 59,763           97,289           157,052
  Other operating expenses                  17,159           27,715            44,874
  Credit for lease losses                  (36,896)         (72,767)         (109,663)
                                         ---------        ---------         ---------
                                           364,370          576,451           940,821
                                         ---------        ---------         ---------
Net loss                                 $(148,061)       $(213,464)        $(361,525)
                                         =========        =========         =========
Net loss - General Partner               $  (1,481)       $  (2,135)        $  (3,616)
                                         =========        =========         =========
Net loss - Limited Partners              $(146,580)       $(211,329)        $(357,909)
                                         =========        =========         =========
Net loss per limited
  partnership unit                       $   (3.84)       $   (3.43)
                                         =========        =========
Weighted average number of limited
  partnership units outstanding             38,197           61,696
                                         =========        =========


                    See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                        Liquidating       Continuing
                                          Limited           Limited
                                         Partners          Partners             Total
                                        ------------      ------------        -----------

Revenue:
  Lease income                            $    6,923         $  18,468          $  25,391
  Interest income                             49,714            89,666            139,380
  Rental income                              147,196           237,732            384,928
                                          ----------         ---------          ---------
                                             203,833           345,866            549,699
                                          ----------         ---------          ---------

Expenses:
  General Partner's expense
    reimbursement                         $  226,465         $ 371,998          $ 598,463
  Professional fees - litigation              77,064           124,464            201,528
  Professional fees - other                   82,385           133,732            216,117
  Other operating expenses                    13,393            22,058             35,451
  Credit for lease losses                   (107,519)         (190,169)          (297,688)
  Credit for loss on
    Diverted and other assets                (12,923)          (20,873)           (33,796)
                                          ----------         ---------          ---------
                                             278,865           441,210            720,075
                                          ----------         ---------          ---------

Net loss                                  $  (75,032)        $ (95,344)         $(170,376)
                                          ==========         =========          =========
Net loss - General Partner                $     (750)        $    (953)         $  (1,703)
                                          ==========         =========          =========
Net loss - Limited Partners               $  (74,282)        $ (94,391)         $(168,673)
                                          ==========         =========          =========
Net loss per limited
  partnership unit                        $    (1.94)        $   (1.53)
                                          ==========         =========
Weighted average number of limited
  partnership units outstanding               38,197            61,696
                                          ==========         =========


                   See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                       Liquidating    Continuing
                                        Limited        Limited
                                        Partners       Partners         Total
                                       ---------      ---------       ---------

Revenue:
  Lease income                         $  23,025      $  57,985       $   81,010
  Interest income                         72,139        116,571          188,710
  Rental income                          131,218        211,926          343,144
                                       ---------      ---------       ----------

                                         226,382        386,482          612,864
                                       ---------      ---------       ----------

Expenses:
  Management fees - New Era            $ 386,400      $ 632,603       $1,019,003
  General Partner's expense
    reimbursement                        129,678        215,111         344,789
  Professional fees - litigation          53,962         87,151         141,113
  Professional fees - other              149,203        242,371         391,574
  Other operating expenses                20,571         37,603          58,174
  Credit for lease losses               (202,672)      (402,328)       (605,000)
  Provision for loss on
    Diverted and other assets              9,231         14,909          24,140
                                       ---------      ---------       ---------

                                         546,373        827,420       1,373,793
                                       ---------      ---------       ---------

Net loss                               $(319,991)     $(440,938)      $(760,929)
                                      ==========      =========       =========



Net loss - General Partner             $  (3,200)     $  (4,409)      $  (7,609)
                                       ---------      ---------       ---------

Net loss - Limited Partners            $(316,791)     $(436,529)      $(753,320)
                                       =========      =========       =========

Net loss per limited
  partnership unit                     $   (8.29)     $   (7.08)
                                       ==========     =========


Weighted average number of limited
  partnership units outstanding           38,197         61,696
                                       ==========      ========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the three years ended December 31, 1998

                                      General       Liquidating      Continuing
                                      Limited         Limited         Limited      Total
                                     Partner's       Partners'       Partners'    Partners'
                                      Equity          Equity          Equity       Equity
                                    -----------     ----------      ---------     ---------
Balance, December 31, 1995            $   -         $2,126,032     $3,810,252     $5,936,284
  Distributions to partners               -              -            (61,696)       (61,696)
  Net loss                             (7,609)        (316,791)      (436,529)      (760,929)
  Allocation of General
    Partner's Equity                    7,609           (3,200)        (4,409)          -
                                      -------       ----------     ----------     ----------
Balance, December 31, 1996                -          1,806,041      3,307,618      5,113,659
                                      -------       ----------     ----------     ----------

  Net loss                             (1,703)         (74,282)       (94,391)      (170,376)
  Allocation of General
    Partner's Equity                    1,703             (750)          (953)         -
                                      -------       ----------     ----------     ----------
Balance, December 31, 1997                -          1,731,009      3,212,274      4,943,283
                                      -------       ----------     ----------     ----------

  Net loss                             (3,616)        (146,580)      (211,329)      (361,525)
  Allocation of General
    Partner's Equity                    3,616           (1,481)        (2,135)          -
                                      -------       ----------     ----------     ----------
Balance, December 31, 1998            $   -         $1,582,948     $2,998,810     $4,581,758
                                      =======       ==========     ==========     ==========



                See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                         STATEMENTS OF CASH FLOWS
               IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                    For the years ended December 31,
                                            -------------------------------------------------
                                               1998              1997                 1996
                                            ----------        ----------           ----------

Cash flows from operating activities:
  Net loss                                   $(361,525)        $(170,376)           $(760,929)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (109,663)         (297,688)            (605,000)
    Provision (credit) for loss on
      Diverted and other assets                     --           (33,796)              24,140
    Changes in assets and liabilities:
      Judgment receivable, net                 (66,646)                -                    -
      Accounts payable and
        accrued expenses                       (40,240)         (132,990)             (72,769)
      Lessee rental deposits                    (3,054)         (134,946)            (327,446)
      Due from management
        company                                     --            34,504              (34,655)
                                            ----------        ----------           ----------
                                              (581,128)         (735,292)          (1,776,659)
                                            ----------        ----------           ----------


Cash flows from investing activities:
  Principal collections on leases              109,663           339,167            1,080,515
  Distribution of Diverted and other
    assets                                     194,079                --                   --
  Release of Restricted cash                        --                --              112,787
  Investment in foreclosed properties          501,737            22,900               13,000
                                            ----------        ----------           ----------
                                               805,479           362,067            1,206,302
                                            ----------        ----------           ----------

Cash flows from financing activities:
  Distributions to Limited Partners                 --                --              (61,696)
                                            ----------        ----------           ----------
                                                    --                --              (61,696)
                                            ----------        ----------           ----------
Net increase (decrease) in cash and
  cash equivalents                             224,351          (373,225)            (632,053)
Cash and cash equivalents:
  Beginning of year                          2,786,284         3,159,509            3,791,562
                                            ----------        ----------           ----------
  End of year                               $3,010,635        $2,786,284           $3,159,509
                                            ==========        ==========           ==========



              See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998

                                        Liquidating    Continuing
                                          Limited        Limited
                                          Partners      Partners        Total
                                        -----------    ----------    ----------
Cash flows from operating activities:
  Net loss                              $  (148,061)   $ (213,464)   $ (361,525)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (36,896)      (72,767)     (109,663)
    Changes in assets and liabilities:
      Judgment receivable, net              (25,485)      (41,161)      (66,646)
      Accounts payable and
        accrued expenses                    (14,876)      (25,364)      (40,240)
      Lessee rental deposits                 (1,081)       (1,973)       (3,054)
                                        -----------    ----------    ----------
                                           (226,399)     (354,729)     (581,128)
                                        -----------    ----------    ----------
Cash flows from investing activities:
  Principal collections on leases            36,896        72,767       109,663
  Distribution of Diverted and other
    assets                                   74,215       119,864       194,079
  Investment in foreclosed properties       191,864       309,873       501,737
                                        -----------    ----------    ----------
                                            302,975       502,504       805,479
                                        -----------    ----------    ----------

Net increase in cash and
  cash equivalents                           76,576       147,775       224,351
Cash and cash equivalents:
  Beginning of year                         903,609     1,882,675     2,786,284
                                        -----------    ----------    ----------
  End of year                           $   980,185    $2,030,450    $3,010,635
                                        ===========    ==========    ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                                      Liquidating        Continuing
                                                        Limited            Limited
                                                        Partners          Partners             Total
                                                      ----------         ----------         ----------
Cash flows from operating activities:
  Net loss                                            $  (75,032)        $  (95,344)        $ (170,376)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Credit for lease losses                             (107,519)          (190,169)          (297,688)
    Credit for loss on
      Diverted and other assets                          (12,923)           (20,873)           (33,796)
    Changes in assets and liabilities:
      Accounts payable and accrued expenses              (50,632)           (82,358)          (132,990)
      Lessee rental deposits                             (47,872)           (87,074)          (134,946)
      Due from management company                         12,826             21,678             34,504
                                                      ----------         ----------         ----------
                                                        (281,152)          (454,140)          (735,292)
                                                      ----------         ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                        110,039            229,128            339,167
  Investment in foreclosed properties                      8,757             14,143             22,900
                                                      ----------         ----------         ----------
                                                         118,796            243,271            362,067
                                                      ----------         ----------         ----------

Net decrease in cash and cash equivalents               (162,356)          (210,869)          (373,225)
Cash and cash equivalents:
  Beginning of year                                    1,065,965          2,093,544          3,159,509
                                                      ----------         ----------         ----------
  End of year                                         $  903,609         $1,882,675         $2,786,284
                                                      ==========         ==========         ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                                 Liquidating      Continuing
                                                   Limited         Limited
                                                  Partners         Partners         Total
                                                ------------     ------------     ----------
Cash flows from operating activities:
  Net loss                                       $(319,991)       $(440,938)       $(760,929)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                       (202,672)        (402,328)        (605,000)
    Provision for loss on Diverted
      and other assets                               9,231           14,909           24,140
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                           (29,742)         (43,027)         (72,769)
      Lessee rental deposits                      (121,715)        (205,731)        (327,446)
      Due from management
       company                                     (12,893)         (21,762)         (34,655)
                                                ----------       ----------       ----------
                                                  (677,782)      (1,098,877)      (1,776,659)
                                                ----------       ----------       ----------
Cash flows from investing activities:
  Principal collections on leases                  347,365          733,150        1,080,515
  Release of Restricted cash                        43,130           69,657          112,787
  Investment in foreclosed properties                4,971            8,029           13,000
                                                ----------       ----------       ----------
                                                   395,466          810,836        1,206,302
                                                ----------       ----------       ----------
Cash flows from financing activities:
  Distributions to Limited Partners                      -          (61,696)         (61,696)
                                                ----------       ----------       ----------
                                                         -          (61,696)         (61,696)
                                                ----------       ----------       ----------
Net decrease in cash and
  cash equivalents                                (282,316)        (349,737)        (632,053)
Cash and cash equivalents:
  Beginning of year                              1,348,281        2,443,281        3,791,562
                                                ----------       ----------       ----------
  End of year                                   $1,065,965       $2,093,544       $3,159,509
                                                ==========       ==========       ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996


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

On August 3, 1993, the Partnership began its Liquidating Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Financial Statements - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1998 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1998, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.04 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 6).

     Cash and Cash Equivalents - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner
(LRC) and other Datronic Partnerships are also included.

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

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), interest collected on non-performing leases, late fees, and other lease related items.

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1998 and 1997 are as follows:

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                       December 31, 1998
                                        ---------------------------------------------
                                        Liquidating       Continuing
                                          Limited           Limited
                                          Partners          Partners           Total
                                        -----------       ----------        ----------
Performing leases
  Minimum lease payments
    receivable                          $   3,255        $   8,372          $  11,627
  Unearned income                            -                -                 -
                                        ---------        ---------          ---------
Total performing leases                     3,255            8,372             11,627
Non-performing leases                     217,292          354,297            571,589
                                        ---------        ---------          ---------
Net investment in direct
  financing leases before
  allowance                                220,547         362,669            583,216
Allowance for lease losses                (220,547)       (362,669)          (583,216)
                                         ---------       ---------          ---------
Net investment in direct
  financing leases                      $   -            $   -              $   -
                                        ==========       =========          =========
Billed and outstanding balances
  included in net investment
  in direct financing leases            $    3,255       $   8,372          $  11,627
                                        ==========       =========          =========

                                                       December 31, 1997
                                        ---------------------------------------------
                                        Liquidating       Continuing
                                          Limited           Limited
                                          Partners          Partners           Total
                                        -----------       ----------        ----------

Performing leases
  Minimum lease payments
    receivable                          $  25,885         $  58,546           $  84,431
  Unearned income                            -                 (529)               (529)
                                        ---------         ---------           ---------
Total performing leases                    25,885            58,017              83,902
Non-performing leases                     253,444           413,022             666,466
                                        ---------         ---------           ---------
Net investment in direct
  financing leases before
  allowance                               279,329           471,039             750,368
Allowance for lease losses               (279,329)         (471,039)           (750,368)
                                        ---------         ---------           ---------
Net investment in direct
  financing leases                      $   -             $   -               $   -
                                        =========         =========           =========
Billed and outstanding balances
  included in net investment
  in direct financing leases            $  25,885         $  43,254           $  69,139
                                        =========         =========           =========

                 DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
               NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1996, 1997 and 1998 follows:


                                    Liquidating       Continuing
                                      Limited          Limited
                                     Partners          Partners        Total
                                   ------------       ----------     ---------
 Balance at December 31, 1995      $  647,687         $1,081,589     $1,729,276
 Recoveries                          (202,672)          (402,328)      (605,000)
 Write-offs                           (38,564)            (1,802)       (40,366)
                                   ----------         ----------     ----------

 Balance at December 31, 1996         406,451            677,459      1,083,910
 Recoveries                          (107,519)          (190,169)      (297,688)
 Write-offs                           (19,603)           (16,251)       (35,854)
                                   ----------         ----------     ----------

 Balance at December 31, 1997         279,329            471,039        750,368
 Recoveries                           (36,896)           (72,767)      (109,663)
 Write-offs                           (21,886)           (35,603)       (57,489)
                                   ----------         ----------     ----------

 Balance at December 31, 1998      $  220,547         $  362,669     $  583,216
                                   ==========         ==========     ==========


The Partnership leased equipment with lease terms generally ranging from two to five years. All remaining minimum payments are scheduled to be received on performing leases during 1999.


NOTE 4 -  INVESTMENT IN FORECLOSED PROPERTIES:


Foreclosed properties at December 31, 1998 consisted of two real estate properties that were acquired through foreclosure on defaulted leases during 1991 and 1992. The properties are recorded at the Partnership's cost basis, less allowances to reflect their net realizable value. At December 31, 1997, foreclosed properties also included a $245,000 note receivable from the 1996 sale of a third foreclosed property. This note was collected in early 1998. The original cost of the foreclosed properties and the related valuation allowances are shown below:


                                     December 31,
                               1998               1997
                            -----------       -----------
 Cost                       $ 3,017,751       $ 3,759,035
 Allowance for loss          (1,604,932)       (1,844,479)
                            -----------       -----------

 Net                        $ 1,412,819       $ 1,914,556
                            ===========       ===========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The two remaining properties were occupied by their tenants through the third quarter of 1998 at aggregate monthly rentals of $31,248. During 1998, these rentals were applied as reductions of the properties' cost basis to ensure that their carrying amounts would not exceed net realizable value. LRC is actively marketing these properties for sale and expects that the proceeds from such sales will not differ materially from their net book value.


NOTE 5 - DIVERTED AND OTHER ASSETS:


The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro-rata interest in them. These assets are held by a nominee company.


Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's 4.8% interest in the remaining Diverted and other assets is reflected in the accompanying balance sheets at cost, less valuation allowances established in prior years. At December 31, 1998, these assets consisted of a seven-story office building in Schaumburg, Illinois and cash of $1.3 million.


During 1998, $4.0 million of cash (Partnership's share, $194,080) was transferred from the nominee company to the Partnerships. These proceeds were recorded as a reduction of "Diverted and other assets, net" in the Partnership's Balance Sheet. The Partnership's Statements of Revenue and Expenses reflect a 1997 recovery ($33,796) of previously reserved balances and a 1996 loss ($24,140) from the settlement of claims against the Diverted and other assets.


LRC is continuing its efforts to market and sell the Schaumburg, Illinois office building. The net sales proceeds, along with other available cash balances will be distributed to the Partnerships. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - DATRONIC ASSETS:


At December 31, 1998, Datronic Assets consisted of the Partnership's 7.1% interest in fully-reserved residual cash of $46,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.


Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (See Notes 1, 2 and 8). Since then, all but $46,000 of the $1,732,000 (the Partnership's share was $123,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $53,250) during 1998. The $53,250 realized by the Partnership this year was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $53,250 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.


Upon dissolution of the nominee company, any portion of the $46,000 which is realized in excess of its fully-reserved balance of zero, will be distributed proportionately to the Partnerships.


NOTE 7 - PARTNERS' EQUITY:


Distributions per Unit to the Limited Partners for 1996 were:


                               Class A      $ -
                               Class B      $1.00
                               Class C      $1.00


No distributions were made in 1997 or 1998.


At December 31, 1998, 1997 and 1996, there were 38,197 Class A Units, 61,569 Class B Units, 127 Class C Units, and one General Partner Unit outstanding.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1998 are:


                                  Funds          Cumulative
                                 Raised         Distributions
                               -----------      -------------
                  Class A      $19,098,500        $15,160,208
                  Class B       30,784,500         24,238,299
                  Class C           63,500             50,835
                               -----------        -----------
                  Total        $49,946,500        $39,449,342
                               ===========        ===========


NOTE 8 - LITIGATION:

Claims against professionals

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933.


The claims against Siegan were settled in 1995 pursuant to which Siegan paid a total of $1.78 million (of which $213,000 went to the Partnership). Costs, consisting primarily of legal fees, incurred by the Partnerships in pursuing their claim against Siegan totaled approximately $683,000 (including $82,000 paid by the Partnership).


During 1998, the claims against the Partnerships' former accountants were resolved. In May, LRC reached a settlement with Weiss under which Weiss agreed to pay the Partnerships $2.4 million (Partnership's share is $292,000) in exchange for a release from all Partnership claims and dismissal of the class claims against it. The settlement was consummated in September and the settlement proceeds, along with $37,000 of interest earned since May, were transferred to LRC for the benefit of the Partnerships. After payment of $609,000 in contingent legal fees (Partnership's share is $73,000), $1.83 million of net proceeds were made available to the Partnerships. The Partnership's share of the gross proceeds has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." The contingent legal fees are included in the Statements of Revenue and Expenses as part of "Professional fees - litigation."

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


In June, a jury verdict was rendered against Price Waterhouse finding them negligent in the conduct of their prior audits of the Datronic Partnerships. The jury awarded damages of $739,300. In January 1999, the court entered final judgment and awarded an additional $2,000 for trial costs. The Partnership's share ($89,000) of the total award has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." These damages bear 9% interest until paid by the defendant. Contingent fees of 25% of the recovery will be due upon receipt of the damages and are reflected in the Statements of Revenue and Expenses as part of "Professional fees - litigation." The proceeds due to the Partnership are included in its December 31, 1998 Balance Sheet, net of contingent legal fees, as "Judgment receivable, net."


Legal fees and trial expenses incurred by the Partnership in pursuing its claims against the former accountants have totaled $663,000 since 1993.


NOTE 9 - PARTNERSHIP MANAGEMENT:


Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).


Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era and its principals were paid an aggregate amount of $4.2 million. The Partnership's share of these payments was $611,282, and is included in the 1996 Statements of Revenue and Expenses as part of "Management fees - New Era".


As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statements of Revenue and Expenses as part of "General Partner's expense reimbursement".

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 10 - PARTNERSHIP AGREEMENT:


As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.


Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participated in the Class Action.


Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on August 3, 1993, each Class B Limited Partner received cash distributions equal to 11% annually of their Adjusted Capital Contributions (as that term is defined in the Amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participated in the Class Action.


Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) did not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.


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


The following summarizes the total of all payments to LRC during the three years ended December 31, 1998:


                                             Year ended December 31,
                                      1998              1997           1996
                                   ----------         ----------     ----------
1% Distribution                    $    -             $   21,233     $  104,304
Expense Reimbursement in excess
  of the 1% Distribution           $4,079,994          5,369,846      2,955,260
                                   ----------         ----------     ----------
Total                              $4,079,994         $5,391,079     $3,059,564
                                   ==========         ==========     ==========


The Partnership's share of these payments were:


                                             Year ended December 31,
                                      1998              1997           1996
                                   ----------         ----------     ----------
1% Distribution                    $    -             $    -         $    -
Expense Reimbursement in excess
  of the 1% Distribution              476,091            598,463        344,789
                                   ----------         ----------     ----------
Total                              $  476,091         $  598,463     $  344,789
                                   ==========         ==========     ==========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 11 - CONCENTRATION OF CREDIT RISK:


Leasing activity was conducted throughout the United States, with emphasis in certain states such as Arizona, California, Colorado, Illinois, Missouri and Oklahoma. The cost of equipment under lease typically ranged from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, photocopying equipment, medical equipment and transportation equipment. At December 31, 1998 there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.


NOTE 12 - INCOME TAXES:


The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1998.


                                         Liquidating   Continuing
                              General      Limited       Limited
                              Partner      Partner       Partner        Total
                            ----------   -----------   -----------   ----------
Net loss per accompanying
  statements                 $ (3,616)   $ (146,580)   $ (211,329)   $ (361,525)
Effect of leases treated as
  operating leases for tax
  purposes                      1,165        48,307        67,052       116,524
Effect of principal
  repayments treated as
  income for tax purpose         (113)       (4,200)       (7,010)      (11,323)
Provision for loss on
  foreclosed properties           875        33,126        53,506        87,507
Provision for recovery of
  Diverted and other assets       508        19,229        31,060        50,797
Provision for Class Counsel
fees and expenses, net           -           32,379        52,192        84,571

Other, net                       (197)       (7,312)      (12,183)      (19,692)
                            ----------   -----------   -----------   -----------
Loss for Federal income
  tax purposes in total      $ (1,378)   $  (25,051)   $  (26,712)   $  (53,141)
                             =========   ===========   ===========   ===========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:


                                    Director
Name                          Position and Office                     Since
----                          --------------------                   -------
Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                    12/92

Robert P. Schaen            Vice-Chairman of the Board and
                            Chief Financial Officer                    12/92

Arthur M. Mintz             Vice-Chairman of the Board and
                            General Counsel                            12/92

Donald D. Torisky, age 60, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.

Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 72, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 62, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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


Compensation paid to the Chief Executive Officer of LRC during 1997 was as follows:


   Chairman of the
   Board and Chief                                                  All Other
   Executive Officer                            Salary           Compensation(b)
   -----------------                            ------           ---------------
   Donald D. Torisky                           $463,409             $3,200(a)


(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1998.


(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.


This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.67%.


The compensation of the other four highly compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.


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

(b) Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


     DATRONIC EQUIPMENT INCOME FUND XVI, L.P.


March 30, 1998     By: Lease Resolution Corporation,
                   General Partner


                   By:   /s/ Donald D. Torisky
                        ------------------------
                   Donald D. Torisky
                   Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

By:    /s/ Donald D. Torisky                     March 30, 1999
       ----------------------
       Donald D. Torisky
       Chairman and Chief Executive Officer,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P.


By:    /s/ Robert P. Schaen                      March 30, 1999
       ----------------------
       Robert P. Schaen
       Vice-Chairman and
       Chief Financial Officer,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P.


By:    /s/ Arthur M. Mintz                       March 30, 1999
       ----------------------
       Arthur M. Mintz
       Vice-Chairman and General Counsel,
       Lease Resolution Corporation,
       General Partner of Datronic
       Equipment Income Fund XVI, L.P..


                                 EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION
     27           Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.