Form 10-Q
period 1999-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1999-05-12
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15(d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 1999                            Commission File Number  0-16764
----------------------                        --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
             (Exact name of Registrant as specified in its charter)


      Delaware                                            36-3535958
   ---------------                               ---------------------------
   State or other                                IRS Employer Identification
   jurisdiction of                                          Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
Address of principal                                 City, State, Zip Code
executive offices

Registrant's telephone number:                          (847) 240-6200
                                                        --------------


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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    March 31, 1999 (unaudited)                                               3

    December 31, 1998                                                        4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended March 31, 1999                                5

    For the three months ended March 31, 1998                                6

  Statements of Changes in Partners' Equity

    For the three months ended March 31, 1999 (unaudited)                    7

  Statements of Cash Flows (unaudited)

    For the three months ended March 31, 1999                                8

    For the three months ended March 31, 1998                                9

  Notes to Financial Statements (unaudited)                                 10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      11 - 12

PART II - OTHER INFORMATION

Items 1-6.                                                                  13

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                 March 31, 1999
                                  (Unaudited)


                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners       Total
                                  ------------  -----------  -----------
ASSETS

Cash and cash equivalents          $  922,000   $1,941,315   $2,863,315
Net investment in direct
  financing leases                       --           --           --
Diverted and other assets, net         79,384      128,210      207,594
Investment in foreclosed
  properties, net                     556,372      898,566    1,454,938
Datronic assets, net                     --           --           --
                                   ----------   ----------   ----------

                                   $1,557,756   $2,968,091   $4,525,847
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $   34,768   $   60,327   $   95,095
Lessee rental deposits                  3,824        6,985       10,809
                                   ----------   ----------   ----------

    Total liabilities                  38,592       67,312      105,904

Total partners' equity              1,519,164    2,900,779    4,419,943
                                   ----------   ----------   ----------

                                   $1,557,756   $2,968,091   $4,525,847
                                   ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               December 31, 1998


                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners       Total
                                  ------------  -----------  -----------
ASSETS

Cash and cash equivalents          $  980,185   $2,030,450   $3,010,635
Judgment receivable, net               25,485       41,161       66,646
Net investment in direct
  financing leases                       --           --           --
Diverted and other assets, net         79,384      128,210      207,594
Investment in foreclosed
  properties, net                     540,262      872,557    1,412,819
Datronic assets, net                     --           --           --
                                   ----------   ----------   ----------

                                   $1,625,316   $3,072,378   $4,697,694
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $   38,544   $   66,573   $  105,117
Lessee rental deposits                  3,824        6,995       10,819
                                   ----------   ----------   ----------

    Total liabilities                  42,368       73,568      115,936

Total partners' equity              1,582,948    2,998,810    4,581,758
                                   ----------   ----------   ----------

                                   $1,625,316   $3,072,378   $4,697,694
                                   ==========   ==========   ==========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1999
                                  (Unaudited)


                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners       Total
                                  ------------  -----------  -----------

Revenue:
  Lease income                       $     832    $   1,344    $   2,176
  Interest income                       10,326       19,529       29,855
                                     ---------    ---------    ---------

                                        11,158       20,873       32,031
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $  49,815    $  80,521    $ 130,336
  Professional fees                      7,366       11,897       19,263
  Other operating expenses              26,149       42,273       68,422
  Credit for lease losses               (8,388)     (15,787)     (24,175)
                                     ---------    ---------    ---------

                                        74,942      118,904      193,846
                                     ---------    ---------    ---------

Net loss                             $ (63,784)   $ (98,031)   $(161,815)
                                     =========    =========    =========

Net loss - General Partner           $    (638)   $    (980)   $  (1,618)
                                     =========    =========    =========

Net loss - Limited Partners          $ (63,146)   $ (97,051)   $(160,197)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (1.65)   $   (1.57)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1998
                                  (Unaudited)


                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners       Total
                                  ------------  -----------  -----------
Revenue:
  Lease income                       $   2,905    $   5,127    $   8,032
  Interest income                       10,811       20,533       31,344
                                     ---------    ---------    ---------

                                        13,716       25,660       39,376
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                    $  44,755    $  72,368    $ 117,123
  Professional fees                     48,703       78,800      127,503
  Other operating expenses               3,642        5,884        9,526
  Credit for lease losses              (19,983)     (38,274)     (58,257)
                                     ---------    ---------    ---------

                                        77,117      118,778      195,895
                                     ---------    ---------    ---------

Net loss                             $ (63,401)   $ (93,118)   $(156,519)
                                     =========    =========    =========

Net loss - General Partner           $    (634)   $    (931)   $  (1,565)
                                     =========    =========    =========

Net loss - Limited Partners          $ (62,767)   $ (92,187)   $(154,954)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (1.64)   $   (1.49)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                              Liquidating     Continuing
                                  Limited       Limited         Limited       Total
                                  Partners     Partners        Partners      Partners
                                   Equity       Equity          Equity        Equity
                               ------------  ------------     -----------  ------------
Balance, December 31, 1998 *   $      --      $ 1,582,948    $ 2,998,810    $ 4,581,758

  Net loss                          (1,618)       (63,146)       (97,051)      (161,815)
  Allocation of General
    Partner's Equity                 1,618           (638)          (980)          --
                               -----------    -----------    -----------    -----------

Balance, March 31, 1999        $      --      $ 1,519,164    $ 2,900,779    $ 4,419,943
                               ===========    ===========    ===========    ===========


* Balances are net of $44,348 and $82,003 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1999
                                  (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners        Total
                                        ------------     -----------   -----------
Cash flows from operating activities:
  Net loss                               $   (63,784)     $ (98,031)   $  (161,815)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (8,388)       (15,787)       (24,175)
    Changes in assets and liabilities:
      Judgment receivable, net                25,485         41,161         66,646
      Accounts payable and
        accrued expenses                      (3,776)        (6,246)       (10,022)
      Lessee rental deposits                    --              (10)           (10)
                                         -----------    -----------    -----------
                                             (50,463)       (78,913)      (129,376)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              8,388         15,787         24,175
  Investment in foreclosed properties        (16,110)       (26,009)       (42,119)
                                         -----------    -----------    -----------
                                              (7,722)       (10,222)       (17,944)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (58,185)       (89,135)      (147,320)
Cash and cash equivalents:
  Beginning of year                          980,185      2,030,450      3,010,635
                                         -----------    -----------    -----------
  End of first quarter                   $   922,000    $ 1,941,315    $ 2,863,315
                                         ===========    ===========    ===========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1998
                                  (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners       Total
                                        ------------     -----------  -----------
Cash flows from operating activities:
  Net loss                               $   (63,401)   $   (93,118)   $  (156,519)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (19,983)       (38,274)       (58,257)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (847)        (1,795)        (2,642)
      Lessee rental deposits                    (360)          (597)          (957)
                                         -----------    -----------    -----------
                                             (84,591)      (133,784)      (218,375)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             19,983         38,274         58,257
  Investment in foreclosed properties         46,937         75,807        122,744
                                         -----------    -----------    -----------
                                              66,920        114,081        181,001
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (17,671)       (19,703)       (37,374)
Cash and cash equivalents:
  Beginning of year                          903,609      1,882,675      2,786,284
                                         -----------    -----------    -----------
  End of first quarter                   $   885,938    $ 1,862,972    $ 2,748,910
                                         ===========    ===========    ===========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)



NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high- and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1998 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1998 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1998 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($74,000 and $513,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through March 31, 1999. The discussion and analysis of results of operations is for the three month period ended March 31, 1999 as compared to the corresponding period in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the three months ended March 31, 1999, Partnership cash and cash equivalents decreased by $147,000 to $2,863,000 at March 31, 1999 from $3,010,000 at December 31, 1998.
This decrease is primarily due to cash used in operations of $129,000 and increases in investment in foreclosed properties of $42,000 partially offset by cash collections on leases of $24,000. The increase in foreclosed properties results from property improvements pursuant to a sales contract.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($74,000 and $513,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from the remaining cash-on-hand after the April 1999 distribution, as well as the disposition of the remaining foreclosed properties and Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects these assets will be converted to cash during 1999 thereby enabling the Partnership to pay an additional distribution in early 2000. After all assets are disposed of and the proceeds are distributed to the limited partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000.

Results of Operations

The Partnership had a net loss of $162,000 for the three month period ended March 31, 1999 in the aggregate for all classes of partners. This compares to a net loss of $157,000 for the three months ended March 31, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 1999 and 1998 include the following:

Lease income:

Since August of 1993, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, any lease collections are the result of recoveries against previously reserved balances.

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:

Professional fees for the three months ended March 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Other Operating:

The increase in other operating expenses for the three months ended March 31, 1999 results from expenses relative to the security and maintenance of the foreclosed properties.

Credit for lease losses:

This credit reflects recovery of previously reserved balances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 1999.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     /s/ DONALD D. TORISKY
                    -------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.



            By:     /s/ ROBERT P. SCHAEN
                    -------------------------------------------
                    Robert P. Schaen
                    Vice Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
      27            Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information
                    only and not filed.