Form 10-Q
period 1999-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1999-08-06
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
     June 30, 1999                              Commission File Number  0-16764
----------------------                          -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                             36-3535958
-----------------------                           ---------------------------
   State or other                                 IRS Employer Identification
   jurisdiction of                                    Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
Address of principal                                 City, State, Zip Code
executive offices

Registrant's telephone number:                           (847) 240-6200
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

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 1999 (unaudited)                                       3

    December 31, 1998                                               4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 1999                        5

    For the three months ended June 30, 1998                        6

    For the six months ended June 30, 1999                          7

    For the six months ended June 30, 1998                          8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 1999 (unaudited)              9

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 1999                         10

    For the six months ended June 30, 1998                         11

  Notes to Financial Statements (unaudited)                        12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             13 - 14

PART II - OTHER INFORMATION

Items 1-6.                                                         15

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                 June 30, 1999
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners          Total
                                      ------------    ----------      ----------
ASSETS

Cash and cash equivalents             $   954,953     $1,603,114      $2,558,067
Net investment in direct financing
  leases                                      -              -               -
Diverted and other assets, net             79,384        128,210         207,594
Investment in foreclosed
  properties, net                         282,131        455,660         737,791
Datronic assets, net                          -              -               -
                                      ------------    ----------      ----------
                                      $ 1,316,468     $2,186,984      $3,503,452
                                      ============    ==========      ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $     6,606     $   12,201      $   18,807
Lessee rental deposits                        -              320             320
                                      ------------    ----------      ----------
     Total liabilities                      6,606         12,521          19,127

Total partners' equity                  1,309,862      2,174,463       3,484,325
                                      ------------    ----------      ----------
                                      $ 1,316,468     $2,186,984      $3,503,452
                                      ============    ==========      ==========











                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               December 31, 1998


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners          Total
                                      ------------    ----------      ----------

ASSETS

Cash and cash equivalents             $   980,185     $2,030,450      $3,010,635
Judgment receivable, net                   25,485         41,161          66,646
Net investment in direct financing
  leases                                        -              -               -
Diverted and other assets, net             79,384        128,210         207,594
Investment in foreclosed
  properties, net                         540,262        872,557       1,412,819
Datronic assets, net                            -              -               -
                                      ------------    ----------      ----------
                                      $ 1,625,316     $3,072,378      $4,697,694
                                      ============    ==========      ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $    38,544     $   66,573      $  105,117
Lessee rental deposits                      3,824          6,995          10,819
                                      ------------    ----------      ----------
     Total liabilities                     42,368         73,568         115,936

Total partners' equity                  1,582,948      2,998,810       4,581,758
                                      ------------    ----------      ----------
                                      $ 1,625,316     $3,072,378      $4,697,694
                                      ============    ==========      ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners          Total
                                      ------------    ----------      ----------
Revenue:
  Lease income                        $      832      $    1,833       $  2,665
  Interest income                          7,308          14,771         22,079
                                      ----------      ----------       --------
                                           8,140          16,604         24,744
                                      ----------      ----------       --------
Expenses:
  General Partner's expense
    reimbursement                         36,314          58,687         95,001
  Professional fees                        9,580          15,472         25,052
  Other operating expenses                23,014          37,168         60,182
  Credit for lease losses                (34,673)        (58,652)       (93,325)
                                      ----------      ----------       --------
                                          34,235          52,675         86,910
                                      ----------      ----------       --------
Net loss                              $  (26,095)     $  (36,071)      $(62,166)
                                      ==========      ==========       ========
Net loss - General Partner            $     (261)     $     (361)      $   (622)
                                      ==========      ==========       ========
Net loss - Limited Partners           $  (25,834)     $  (35,710)      $(61,544)
                                      ==========      ==========       ========
Net loss per limited
  partnership unit                    $    (0.68)     $    (0.58)
                                      ==========      ==========
Weighted average number of limited
  partnership units outstanding           38,197          61,696
                                      ==========      ==========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners          Total
                                      ------------    ----------      ----------
Revenue:
  Lease income                         $   4,560      $    7,876      $  12,436
  Interest income                         10,684          20,448         31,132
                                      ------------    ----------      ----------
                                          15,244          28,324         43,568
                                      ------------    ----------      ----------
Expenses:
  General Partner's expense
    reimbursement                         42,891          69,357        112,248
  Professional fees                       76,518         124,210        200,728
  Other operating expenses                 3,610           5,829          9,439
  Credit for lease losses                 (9,574)        (21,540)       (31,114)
                                      ------------    ----------      ----------
                                         113,445         177,856        291,301
                                      ------------    ----------      ----------
Net loss                               $ (98,201)     $ (149,532)     $(247,733)
                                      ============    ==========      ==========
Net loss - General Partner             $    (982)     $   (1,495)     $  (2,477)
                                      ============    ==========      ==========
Net loss - Limited Partners            $ (97,219)     $ (148,037)     $(245,256)
                                      ============    ==========      ==========
Net loss per limited
   partnership unit                    $   (2.55)     $    (2.40)
                                      ============    ==========
Weighted average number of limited
   partnership units outstanding          38,197          61,696
                                      ============    ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners         Total
                                      ------------   -----------     ----------
Revenue:
  Lease income                         $    1,664    $     3,177      $   4,841
  Interest income                          17,634         34,300         51,934
                                      ------------   -----------     ----------
                                           19,298         37,477         56,775
                                      ------------   -----------     ----------
Expenses:
  General Partner's expense
    reimbursement                          86,129        139,208        225,337
  Professional fees                        16,946         27,369         44,315
  Other operating expenses                 49,163         79,441        128,604
  Credit for lease losses                 (43,061)       (74,439)      (117,500)
                                      ------------   -----------     ----------
                                          109,177        171,579        280,756
                                      ------------   -----------     ----------
Net loss                               $  (89,879)   $  (134,102)     $(223,981)
                                      ============   ===========     ==========
Net loss - General Partner             $     (899)   $    (1,341)     $  (2,240)
                                      ============   ===========     ==========
Net loss - Limited Partners            $  (88,980)   $  (132,761)     $(221,741)
                                      ============   ===========     ==========
Net loss per limited
  partnership unit                     $    (2.33)   $     (2.15)
                                      ============   ===========
Weighted average number of limited
  partnership units outstanding            38,197         61,696
                                      ============   ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners         Total
                                      ------------   -----------     ----------
Revenue:
  Lease income                        $     7,465     $  13,003       $  20,468
  Interest income                          21,495        40,981          62,476
                                      ------------   -----------     ----------
                                           28,960        53,984          82,944
                                      ------------   -----------     ----------
Expenses:
  General Partner's expense
    reimbursement                          87,646       141,725         229,371
  Professional fees                       125,221       203,010         328,231
  Other operating expenses                  7,252        11,713          18,965
  Credit for lease losses                 (29,557)      (59,814)        (89,371)
                                      ------------   -----------     ----------
                                          190,562       296,634         487,196
                                      ------------   -----------     ----------
Net loss                              $  (161,602)    $(242,650)      $(404,252)
                                      ============   ===========     ==========
Net loss - General Partner            $    (1,616)    $  (2,427)      $  (4,043)
                                      ============   ===========     ==========
Net loss - Limited Partners           $  (159,986)    $(240,223)      $(400,209)
                                      ============   ===========     ==========
Net loss per limited
   partnership unit                   $     (4.19)    $   (3.89)
                                      ============   ===========
Weighted average number of limited
   partnership units outstanding           38,197        61,696
                                      ============   ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating   Continuing
                               General     Limited       Limited        Total
                              Partner's   Partner's     Partner's     Partner's
                               Equity       Equity        Equity       Equity
                              ---------   -----------   -----------  -----------
Balance, December 31, 1998*     $   -      $1,582,948    $2,998,810  $4,581,758

  Distributions to partners         -        (183,207)     (690,245)   (873,452)
  Net loss                       (2,240)      (88,980)     (132,761)   (223,981)
  Allocation of General
    Partner's Equity              2,240          (899)       (1,341)        -
                              ---------   -----------   -----------  -----------
Balance, June 30, 1999          $   -      $1,309,862    $2,174,463  $3,484,325
                              =========   ===========   ===========  ===========

* Balances are net of $44,348 and $82,003 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.







                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                  (Unaudited)



                                          Liquidating    Continuing
                                            Limited       Limited
                                           Partners       Partners      Total
                                         ------------  -----------  -----------
Cash flows from operating activities:
  Net loss                               $ (89,879)    $ (134,102)  $  (223,981)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
   Credit for lease losses                 (43,061)       (74,439)     (117,500)
    Changes in assets and liabilities:
      Judgment receivable, net              25,485         41,161        66,646
      Accounts payable and
        accrued expenses                   (31,938)       (54,372)      (86,310)
      Lessee rental deposits                (3,824)        (6,675)      (10,499)
                                         ------------  -----------  -----------
                                          (143,217)      (228,427)     (371,644)
                                         ------------  -----------  -----------

Cash flows from investing activities:
  Principal collections on leases           43,061         74,439       117,500
  Investment in foreclosed properties      258,131        416,897       675,028
                                         ------------  -----------  -----------
                                           301,192        491,336       792,528
                                         ------------  -----------  -----------
Cash flows from financing activities:
  Distributions to Limited Partners       (183,207)      (690,245)     (873,452)
                                         ------------  -----------  -----------
Net decrease in cash and
  cash equivalents                         (25,232)      (427,336)     (452,568)
Cash and cash equivalents:
  Beginning of year                        980,185      2,030,450     3,010,635
                                         ------------  -----------  -----------
  End of second quarter                  $ 954,953     $1,603,114   $ 2,558,067
                                         ============  ===========  ===========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                         Liquidating   Continuing
                                           Limited       Limited
                                           Parters       Parters       Total
                                        ------------   ----------   -----------
Cash flows from operating activities:
  Net loss                              $   (161,602)  $ (242,650)  $  (404,252)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (29,557)     (59,814)      (89,371)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (1,246)      (2,276)       (3,522)
      Lessee rental deposits                  (1,523)      (2,476)       (3,999)
                                        ------------   ----------   -----------
                                            (193,928)    (307,216)     (501,144)
                                        ------------   ----------   -----------
Cash flows from investing activities:
  Principal collections on leases             29,557       59,814        89,371
  Investment in foreclosed properties        164,810      266,178       430,988
                                        ------------   ----------   -----------
                                             194,367      325,992       520,359
                                        ------------   ----------   -----------

Net increase in cash and
  cash equivalents                               439       18,776        19,215
Cash and cash equivalents:
  Beginning of year                          903,609    1,882,675     2,786,284
                                        ------------   ----------   -----------
  End of second quarter                 $    904,048   $1,901,451   $ 2,805,499
                                        ============   ==========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($74,000 and $513,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, Partnership cash and cash equivalents decreased by $452,000 to $2,558,000 at June 30, 1999 from $3,010,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $873,000 (see below) and by cash used in operations of $372,000, partially offset by cash collections on leases of $118,000 and net cash flows from foreclosed properties of $675,000. One of the foreclosed properties was sold for $800,000, which was partially offset by $125,000 of environmental cleanup costs associated with the remaining property held for sale.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($74,000 and $513,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the disposition of the remaining foreclosed properties and Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects that the assets will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and

Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000.

Results of Operations

The Partnership had net losses of $62,000 and $224,000 for the three and six month periods ended June 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $248,000 and $404,000 for the three and six month periods ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended June 30, 1999 and 1998 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. Any lease collections are the result of recoveries in excess of reserved balances.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 1999 was lower than 1998 because of lower average invested cash balances and interest rates.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Other operating expenses:
The increase in other operating expenses for the three and six months ended June 30, 1999 results from expenses incurred to secure and maintain the foreclosed properties until they are sold.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     /s/DONALD D. TORISKY
                    ------------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.



            By:     /s/ROBERT P. SCHAEN
                    ------------------------------------------------
                    Robert P. Schaen
                    Vice Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.               DESCRIPTION
-----------               -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.