Form 10-Q
period 1999-09-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 1999-11-09
CIK 814323

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ---------------------------------



For the Quarter Ended
 September 30, 1999                              Commission File Number  0-16764
---------------------                           --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                                 36-3535958
---------------------------                          ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                               Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
Address of principal                                     City, State, Zip Code
executive offices

Registrant's telephone number:                            (847) 240-6200
                                                       -------------------------


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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    September 30, 1999 (unaudited)                                         3

    December 31, 1998                                                      4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended September 30, 1999                          5

    For the three months ended September 30, 1998                          6

    For the nine months ended September 30, 1999                           7

    For the nine months ended September 30, 1998                           8

  Statements of Changes in Partners' Equity

    For the nine months ended September 30, 1999 (unaudited)               9

  Statements of Cash Flows (unaudited)

    For the nine months ended September 30, 1999                          10

    For the nine months ended September 30, 1998                          11

  Notes to Financial Statements (unaudited)                               12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    13 - 14

Item 3.

  Quantitative and Qualitative Disclosures About
    Market Risk                                                           14

PART II - OTHER INFORMATION

Items 1-6.                                                                15

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners     Total
                                     -----------  -----------  ----------
ASSETS
Cash and cash equivalents            $  901,381   $1,518,497   $2,419,878
Net investment in direct financing
  leases                                   --           --           --
Diverted and other assets, net           79,384      128,210      207,594
Investment in foreclosed
  properties, net                       282,131      455,660      737,791
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $1,262,896   $2,102,367   $3,365,263
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    5,293   $   10,079   $   15,372
Lessee rental deposits                     --            320          320
                                     ----------   ----------   ----------

     Total liabilities                    5,293       10,399       15,692

Total partners' equity                1,257,603    2,091,968    3,349,571
                                     ----------   ----------   ----------

                                     $1,262,896   $2,102,367   $3,365,263
                                     ==========   ==========   ==========

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 1998


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners      Total
                                     -----------  -----------  ----------
ASSETS

Cash and cash equivalents            $  980,185   $2,030,450   $3,010,635
Judgment receivable, net                 25,485       41,161       66,646
Net investment in direct financing
  leases                                   --           --           --
Diverted and other assets, net           79,384      128,210      207,594
Investment in foreclosed
  properties, net                       540,262      872,557    1,412,819
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $1,625,316   $3,072,378   $4,697,694
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $   38,544   $   66,573   $  105,117
Lessee rental deposits                    3,824        6,995       10,819
                                     ----------   ----------   ----------

     Total liabilities                   42,368       73,568      115,936

Total partners' equity                1,582,948    2,998,810    4,581,758
                                     ----------   ----------   ----------

                                     $1,625,316   $3,072,378   $4,697,694
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $    --      $    --      $    --
  Interest income                       10,473       18,330       28,803
                                     ---------    ---------    ---------

                                        10,473       18,330       28,803
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       44,216       71,450      115,666
  Professional fees                      7,470       12,065       19,535
  Other operating expenses              17,724       28,628       46,352
  Credit for lease losses               (6,678)     (11,318)     (17,996)
                                     ---------    ---------    ---------

                                        62,732      100,825      163,557
                                     ---------    ---------    ---------

Net loss                             $ (52,259)   $ (82,495)   $(134,754)
                                     =========    =========    =========

Net loss - General Partner           $    (523)   $    (825)   $  (1,348)
                                     =========    =========    =========

Net loss - Limited Partners          $ (51,736)   $ (81,670)   $(133,406)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (1.35)   $   (1.32)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1998
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $     604    $     975    $   1,579
  Interest income                       11,026       21,114       32,140
                                     ---------    ---------    ---------

                                        11,630       22,089       33,719
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       47,563       76,948      124,511
  Professional fees                     15,453       24,956       40,409
  Other operating expenses               1,657        2,677        4,334
  Credit for lease losses               (3,060)      (6,300)      (9,360)
                                     ---------    ---------    ---------

                                        61,613       98,281      159,894
                                     ---------    ---------    ---------

Net loss                             $ (49,983)   $ (76,192)   $(126,175)
                                     =========    =========    =========

Net loss - General Partner           $    (500)   $    (762)   $  (1,262)
                                     =========    =========    =========

Net loss - Limited Partners          $ (49,483)   $ (75,430)   $(124,913)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.30)   $   (1.22)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        38,197       61,696
                                     =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $   1,664    $   3,177    $   4,841
  Interest income                       28,107       52,630       80,737
                                     ---------    ---------    ---------

                                        29,771       55,807       85,578
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      130,345      210,658      341,003
  Professional fees                     24,416       39,434       63,850
  Other operating expenses              66,887      108,069      174,956
  Credit for lease losses              (49,739)     (85,757)    (135,496)
                                     ---------    ---------    ---------

                                       171,909      272,404      444,313
                                     ---------    ---------    ---------

Net loss                             $(142,138)   $(216,597)   $(358,735)
                                     =========    =========    =========

Net loss - General Partner           $  (1,421)   $  (2,166)   $  (3,587)
                                     =========    =========    =========

Net loss - Limited Partners          $(140,717)   $(214,431)   $(355,148)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (3.68)   $   (3.48)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                      Partners      Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $   8,069    $  13,978    $  22,047
  Interest income                       32,521       62,095       94,616
                                     ---------    ---------    ---------

                                        40,590       76,073      116,663
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      135,209      218,673      353,882
  Professional fees                    140,674      227,966      368,640
  Other operating expenses               8,909       14,390       23,299
  Credit for lease losses              (32,617)     (66,114)     (98,731)
                                     ---------    ---------    ---------

                                       252,175      394,915      647,090
                                     ---------    ---------    ---------

Net loss                             $(211,585)   $(318,842)   $(530,427)
                                     =========    =========    =========

Net loss - General Partner           $  (2,116)   $  (3,188)   $  (5,304)
                                     =========    =========    =========

Net loss - Limited Partners          $(209,469)   $(315,654)   $(525,123)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (5.48)   $   (5.12)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        38,197       61,696
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                             Liquidating    Continuing
                                General        Limited       Limited          Total
                               Partner's      Partners'      Partners'      Partners'
                                Equity         Equity         Equity         Equity
                              -----------    -----------    -----------    -----------
Balance, December 31, 1998*   $      --      $ 1,582,948    $ 2,998,810    $ 4,581,758

  Distributions to partners          --         (183,207)      (690,245)      (873,452)
  Net loss                         (3,587)      (140,717)      (214,431)      (358,735)
  Allocation of General
    Partner's Equity                3,587         (1,421)        (2,166)          --
                              -----------    -----------    -----------    -----------

Balance, September 30, 1999   $      --      $ 1,257,603    $ 2,091,968    $ 3,349,571
                              ===========    ===========    ===========    ===========


* Balances are net of $44,348 and $82,003 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                         Liquidating    Continuing
                                           Limited       Limited
                                          Partners       Partners         Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $  (142,138)   $  (216,597)   $  (358,735)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (49,739)       (85,757)      (135,496)
    Changes in assets and liabilities:
      Judgment receivable, net                25,485         41,161         66,646
      Accounts payable and
        accrued expenses                     (33,251)       (56,494)       (89,745)
      Lessee rental deposits                  (3,824)        (6,675)       (10,499)
                                         -----------    -----------    -----------
                                            (203,467)      (324,362)      (527,829)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             49,739         85,757        135,496
  Investment in foreclosed properties        258,131        416,897        675,028
                                         -----------    -----------    -----------
                                             307,870        502,654        810,524
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (183,207)      (690,245)      (873,452)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (78,804)      (511,953)      (590,757)
Cash and cash equivalents:
  Beginning of year                          980,185      2,030,450      3,010,635
                                         ===========    ===========    ===========
  End of third quarter                   $   901,381    $ 1,518,497    $ 2,419,878
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                         Liquidating    Continuing
                                            Limited       Limited
                                           Partners       Partners        Total
                                         -----------    -----------    ----------
Cash flows from operating activities:
  Net loss                               $  (211,585)   $  (318,842)   $  (530,427)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (32,617)       (66,114)       (98,731)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (7,597)       (13,444)       (21,041)
      Lessee rental deposits                  (1,081)        (1,859)        (2,940)
                                         -----------    -----------    -----------
                                            (252,880)      (400,259)      (653,139)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             32,617         66,114         98,731
  Investment in foreclosed properties        189,950        306,782        496,732
                                         -----------    -----------    -----------
                                             222,567        372,896        595,463
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (30,313)       (27,363)       (57,676)
Cash and cash equivalents:
  Beginning of year                          903,609      1,882,675      2,786,284
                                         ===========    ===========    ===========
  End of third quarter                   $   873,296    $ 1,855,312    $ 2,728,608
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



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

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1998 Form 10-K. The financial information furnished as of September 30, 1999 herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1998 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($73,000 and $513,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the nine months ended September 30, 1999, Partnership cash and cash equivalents decreased by $591,000 to $2,420,000 at September 30, 1999 from $3,010,000 at December 31,
1998. This decrease is primarily due to the distribution paid to Limited Partners of $873,000 (see below) and by cash used in operations of $528,000, partially offset by cash collections on leases of $135,000 and net cash flows from foreclosed properties of $675,000. One of the foreclosed properties was sold for $800,000, which was partially offset by $125,000 of environmental cleanup costs associated with the remaining property held for sale.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($110,000 and $177,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($73,000 and $513,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the disposition of the remaining foreclosed properties and Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The general partner expects that the assets will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000 or early 2001.

Results of Operations

The Partnership had net losses of $135,000 and $359,000 for the three and nine month periods ended September 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $126,000 and $530,000 for the three and nine month periods ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended September 30, 1999 and 1998 include the following:

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

Professional fees:
Professional fees for the three and nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Other operating expenses:
The increase in other operating expenses for the three and nine months ended September 30, 1999 results from expenses incurred to secure and maintain the foreclosed properties until they are sold.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    Registrant





            By:     /s/ DONALD D. TORISKY
                    -------------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.



            By:     /s/ ROBERT P. SCHAEN
                    -------------------------------------------------
                    Robert P. Schaen
                    Vice Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.     DESCRIPTION
-----------     -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.