Form 10-K405
period 1999-12-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2000-03-28
CIK 814323

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

Commission File Number 0-16764
                       -------

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                            36-3535958
---------------------                               -------------------
   State or other                                    (I.R.S. Employer
   jurisdiction of                                  Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois      60173
-------------------------------------------------------      ------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
       NONE                                            NONE
-------------------               ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      Units of Limited Partnership Interest
                                      -------------------------------------

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

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

As more fully described in Part II, Item 8, Notes 1 and 5, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement (the "Settlement") was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers. In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 21 persons at December 31, 1999 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 13, 2000, the records of the Partnership show 4,112 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
-------------------------
 Expenses Data
 -------------
 (in thousands, except for
  Unit amounts)


                                     For the years ended December 31,
                           --------------------------------------------------
                             1999       1998       1997      1996       1995
                             ----       ----       ----      ----       ----
Total revenue              $   145    $   579    $   550   $   613    $   890

Total expenses                 665        941        720     1,374      1,115
                           -------    -------    -------   -------    -------

Net earnings (loss)        $  (520)   $  (362)   $  (170)  $  (761)   $  (225)
                           =======    =======    =======   ========   =======

Net earnings (loss)
 per Unit

 Class A                   $ (5.28)   $ (3.84)   $  (1.94) $  (8.29)  $ (2.43)
                           =======    =======    ========  =========  =======
 Class B                   $ (5.08)   $ (3.43)   $  (1.53) $  (7.08)  $ (2.11)
                           =======    =======    ========   ========  =======
 Class C                   $ (5.08)   $ (3.43)   $  (1.53) $  (7.08)  $ (2.11)
                           =======    =======    ========  =========  =======

Distributions per Unit
 (per year)

 Class A                   $  4.80    $   -      $   -     $    -     $  6.18
                           =======    =======    =======   ========   =======
 Class B                   $ 11.18    $   -      $   -     $   1.00   $ 14.07
                           =======    =======    =======   ========   =======
 Class C                   $ 15.06    $   -      $   -     $   1.00   $ 14.07
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
                           =======    =======    =======   ========   =======


Balance Sheet Data
------------------
 (in thousands, except
  for Unit Amounts)
                                           As of December 31,
                           --------------------------------------------------
                             1999       1998       1997      1996       1995
                             ----       ----       ----      ----       ----

Total assets               $ 3,199    $ 4,698    $ 5,103   $ 5,541    $ 6,764
                           =======    =======    =======   =======    =======

Total liabilities          $    11    $   116    $   159   $   427    $   828
                           =======    =======    =======   =======    =======

Partners' equity           $ 3,188    $ 4,582    $ 4,944   $ 5,114    $ 5,936
                           =======    =======    =======   =======    =======

Book value per Unit

  Class A                  $ 32.52    $ 42.60   $  46.44    $  48.38   $ 56.67
                           =======    =======   ========    ========   =======
  Class B                  $ 33.67    $ 49.93   $  53.36    $  54.89   $ 62.96
                           =======    =======   ========    ========   =======
  Class C                  $ 36.70    $ 52.97   $  56.93    $  58.46   $ 66.53
                           =======    =======   ========    ========   =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $520,000 in 1999 in the aggregate for all classes of partners. This compares to aggregate net losses in 1998 and 1997 of $362,000 and $170,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. Any lease collections are the result of recoveries in excess of reserved balances.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received during 1998 in connection with the resolution of litigation against its former accountants. See Note 8 to the Partnership's financial statements included in Item 8.

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

Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income for 1999 was less than 1998 because the $873,000 cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

Rental income:
Rental income decreased to zero in 1998 due to the crediting of rental receipts to the investment in foreclosed properties, net. There were no rental receipts in 1999.

General Partner's expense reimbursement:
General Partner's expense reimbursement represents payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in Item 8. The 1998 and 1997 amounts reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered. The decrease in 1999 fees reflects the fact that all major litigation was conducted during 1998 and only incidental matters remained in 1999.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Other operating expenses:
The increase in other operating expenses results from expenses incurred to secure and maintain the foreclosed properties until they are sold.

Credit for lease loss:
The credits in 1997, 1998 and 1999 reflect recoveries of previously reserved balances.

Credit for loss on Diverted and other assets:
This credit represents the Partnership's share of any changes in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 5 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents decreased by $757,000 to $2,253,000 at December 31, 1999 from $3,010,000 at
December 31, 1998. This decrease is primarily due to a distribution paid to Limited Partners of $873,000 (see below) and by cash used in operations of $741,000, partially offset by cash collections on leases of $182,000 and net cash flows from foreclosed properties of $675,000. One of the foreclosed properties was sold for $800,000 which was partially offset by $125,000 of environmental clean-up costs associated with the remaining property held for sale.

The General Partner has declared an additional distribution totaling $1.17 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total partners' capital attributable to their Class.

The Partnerships' sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining foreclosed property and Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the assets will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $135,000 (see Note 5 to the Partnership's financial statements included
Item 8). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. During 1999 LRC completed installation and implementation of new accounting and related software that is fully capable of meeting the operating requirements of the Partnership in the year 2000. The ongoing use of this software since December 31, 1999 has confirmed that it is Year 2000 compliant. In addition, the Partnership's banks have advised LRC that they are also Year 2000 compliant. The Partnership has experienced no Year 2000 problems with the banks' computer systems.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page(s)
Audited Financial Statements:

     Independent Auditors' Report                                    11 - 12

     Balance Sheets
         In Total for All Classes of Limited Partners
         at December 31, 1999 and 1998                                  13

         By Class of Limited Partner
           December 31, 1999                                            14

           December 31, 1998                                            15

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1999, 1998 and 1997                                            16

         By Class of Limited Partner for the years ended
           December 31, 1999                                            17

           December 31, 1998                                            18

           December 31, 1997                                            19

     Statements of Changes in Partners' Equity
         For the years ended December 31,
         1999, 1998 and 1997                                            20

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1999, 1998 and 1997                                            21

         By Class of Limited Partner for the years ended
           December 31, 1999                                            22

           December 31, 1998                                            23

           December 31, 1997                                            24

     Notes to Financial Statements                                   25 - 36

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVI, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVI, L.P. ("the Partnership") as of December 31, 1999 and 1998 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1999 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

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

Chicago, Illinois
March 14, 2000

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                     December 31,
                                          ------------------------------

                                             1999                 1998
                                             ----                 ----
ASSETS

Cash and cash equivalents                 $2,253,140          $3,010,635
Judgment receivable, net                        --                66,646
Net investment in direct
  financing leases                              --                  --
Diverted and other assets, net               207,594             207,594
Investment in foreclosed
  properties, net                            737,791           1,412,819
Datronic assets, net                            --                  --
                                          ----------          ----------

                                          $3,198,525          $4,697,694
                                          ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                $   10,539          $  105,117
Lessee rental deposits                          --                10,819
                                          ----------          ----------

    Total liabilities                         10,539             115,936

Total partners' equity                     3,187,986           4,581,758
                                          ----------          ----------

                                          $3,198,525          $4,697,694
                                          ==========          ==========




                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                  December 31, 1999
                                      ------------------------------------------

                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners         Total
                                      ------------------------------------------
ASSETS

Cash and cash equivalents             $  837,755      $1,415,385      $2,253,140
Net investment in direct
  financing leases                          --              --              --
Diverted and other assets, net            79,384         128,210         207,594
Investment in foreclosed
  property, net                          282,131         455,660         737,791
Datronic assets, net                        --              --              --
                                      ----------      ----------      ----------

                                      $1,199,270      $1,999,255      $3,198,525
                                      ==========      ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $    3,438      $    7,101      $   10,539
                                      ----------      ----------      ----------

    Total liabilities                      3,438           7,101          10,539

Total partners' equity                 1,195,832       1,992,154       3,187,986
                                      ----------      ----------      ----------

                                      $1,199,270      $1,999,255      $3,198,525
                                      ==========      ==========      ==========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                  December 31, 1998
                                      ------------------------------------------

                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners          Total
                                      ------------   -------------    ----------
ASSETS

Cash and cash equivalents             $  980,185      $2,030,450      $3,010,635
Judgment receivable, net                  25,485          41,161          66,646
Net investment in direct
  financing leases                          --              --              --
Diverted and other assets, net            79,384         128,210         207,594
Investment in foreclosed
  properties, net                        540,262         872,557       1,412,819
Datronic assets, net                        --              --              --
                                      ----------      ----------      ----------

                                      $1,625,316      $3,072,378      $4,697,694
                                      ==========      ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $   38,544      $   66,573      $  105,117
Lessee rental deposits                     3,824           6,995          10,819
                                      ----------      ----------      ----------

    Total liabilities                     42,368          73,568         115,936

Total partners' equity                 1,582,948       2,998,810       4,581,758
                                      ----------      ----------      ----------

                                      $1,625,316      $3,072,378      $4,697,694
                                      ==========      ==========      ==========




                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                          For the years ended December 31,
                                     -------------------------------------------
                                        1999          1998            1997
                                        ----          ----            ----
Revenue:
  Lease income                       $  34,526      $  22,952      $  25,391
  Litigation proceeds                     --          381,020           --
  Recovery of Datronic assets             --           53,250           --
  Interest income                      110,865        122,074        139,380
  Rental income                           --             --          384,928
                                     ---------      ---------      ---------

                                       145,391        579,296        549,699
                                     ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                      490,191        476,091        598,463
  Professional fees - litigation        14,827        372,467        201,528
  Professional fees - other             89,545        157,052        216,117
  Other operating expenses             253,451         44,874         35,451
  Credit for lease losses             (182,303)      (109,663)      (297,688)
  Credit for loss on Diverted
    and other assets                      --             --          (33,796)
                                     ---------      ---------      ---------

                                       665,711        940,821        720,075
                                     ---------      ---------      ---------

Net loss                             $(520,320)     $(361,525)     $(170,376)
                                     =========      =========      =========

Net loss - General Partner           $  (5,203)        (3,616)     $  (1,703)
                                     =========      =========      =========

Net loss - Limited Partners          $(515,117)     $(357,909)     $(168,673)
                                     =========      =========      =========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners        Total
                                     ------------   -------------    ----------
Revenue:
  Lease income                        $  13,016      $  21,510      $  34,526
  Interest income                        39,628         71,237        110,865
                                      ---------      ---------      ---------

                                         52,644         92,747        145,391
                                      ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                     $ 187,387      $ 302,804      $ 490,191
  Professional fees - litigation          5,670          9,157         14,827
  Professional fees - other              34,242         55,303         89,545
  Other operating expenses               96,904        156,547        253,451
  Credit for lease losses               (67,650)      (114,653)      (182,303)
                                      ---------      ---------      ---------

                                        256,553        409,158        665,711
                                      ---------      ---------      ---------

Net loss                              $(203,909)     $(316,411)     $(520,320)
                                      =========      =========      =========

Net loss - General Partner            $  (2,039)     $  (3,164)     $  (5,203)
                                      =========      =========      =========

Net loss - Limited Partners           $(201,870)     $(313,247)     $(515,117)
                                      =========      =========      =========

Net loss per limited
  partnership unit                    $   (5.28)     $   (5.08)
                                      =========      =========

Weighted average number of limited
  partnership units outstanding          38,197         61,696
                                      =========      =========




                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners         Total
                                      ------------   -------------   -----------
Revenue:
  Lease income                         $   8,415      $  14,537      $  22,952
  Litigation proceeds                    145,702        235,318        381,020
  Recovery of Datronic assets             20,363         32,887         53,250
  Interest income                         41,829         80,245        122,074
                                       ---------      ---------      ---------

                                         216,309        362,987        579,296
                                       ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                      $ 181,913      $ 294,178      $ 476,091
  Professional fees - litigation         142,431        230,036        372,467
  Professional fees - other               59,763         97,289        157,052
  Other operating expenses                17,159         27,715         44,874
  Credit for lease losses                (36,896)       (72,767)      (109,663)
                                       ---------      ---------      ---------

                                         364,370        576,451        940,821
                                       ---------      ---------      ---------

Net loss                               $(148,061)     $(213,464)     $(361,525)
                                       =========      =========      =========

Net loss - General Partner                (1,481)     $  (2,135)     $  (3,616)
                                       =========      =========      =========

Net loss - Limited Partners            $(146,580)     $(211,329)     $(357,909)
                                       =========      =========      =========

Net loss per limited
  partnership unit                     $   (3.84)     $   (3.43)
                                       =========      =========

Weighted average number of limited
  partnership units outstanding           38,197         61,696
                                       =========      =========





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners        Total
                                      -----------    ------------   -----------
Revenue:
  Lease income                         $   6,923      $  18,468      $  25,391
  Interest income                         49,714         89,666        139,380
  Rental income                          147,196        237,732        384,928
                                      -----------    ------------   -----------

                                         203,833        345,866        549,699
                                      -----------    ------------   -----------

Expenses:
  General Partner's expense
    reimbursement                      $ 226,465      $ 371,998      $ 598,463
  Professional fees - litigation          77,064        124,464        201,528
  Professional fees - other               82,385        133,732        216,117
  Other operating expenses                13,393         22,058         35,451
  Credit for lease losses               (107,519)      (190,169)      (297,688)
  Credit for loss on
    Diverted and other assets            (12,923)       (20,873)       (33,796)
                                      -----------    ------------   -----------

                                         278,865        441,210        720,075
                                      -----------    ------------   -----------

Net loss                               $ (75,032)     $ (95,344)     $(170,376)
                                      ===========    ===========    ===========

Net loss - General Partner             $    (750)     $    (953)     $  (1,703)
                                      ===========    ===========    ===========

Net loss - Limited Partners            $ (74,282)     $ (94,391)     $(168,673)
                                      ===========    ===========    ===========

Net loss per limited
  partnership unit                     $   (1.94)     $   (1.53)
                                      ===========    ===========

Weighted average number of limited
  partnership units outstanding           38,197         61,696
                                      ===========    ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1999

                                                 Liquidating      Continuing
                                   General         Limited          Limited           Total
                                  Partner's       Partners'        Partners'        Partner
                                   Equity          Equity           Equity           Equity
                                -----------      -----------      -----------      -----------
Balance, December 31, 1996      $      --        $ 1,806,041      $ 3,307,618      $ 5,113,659

  Net loss                           (1,703)         (74,282)         (94,391)        (170,376)
  Allocation of General
    Partner's Equity                  1,703             (750)            (953)            --
                                -----------      -----------      -----------      -----------

Balance, December 31, 1997             --          1,731,009        3,212,274        4,943,283
                                -----------      -----------      -----------      -----------

  Net loss                           (3,616)        (146,580)        (211,329)        (361,525)
  Allocation of General
    Partner's Equity                  3,616           (1,481)          (2,135)            --
                                -----------      -----------      -----------      -----------

Balance, December 31, 1998             --          1,582,948        2,998,810        4,581,758
                                -----------      -----------      -----------      -----------

  Distributions to partners            --           (183,207)        (690,245)        (873,452)
  Net loss                           (5,203)        (201,870)        (313,247)        (520,320)
  Allocation of General
    Partner's Equity                  5,203           (2,039)          (3,164)            --
                                -----------      -----------      -----------      -----------

Balance, December 31, 1999      $      --        $ 1,195,832      $ 1,992,154      $ 3,187,986
                                ===========      ===========      ===========      ===========





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                   For the years ended December 31,
                                           ------------------------------------------------
                                                1999             1998             1997
                                                ----             ----             ----
Cash flows from operating activities:
  Net loss                                 $  (520,320)     $  (361,525)     $  (170,376)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (182,303)        (109,663)        (297,688)
    Credit for loss on Diverted
      and other assets                            --               --            (33,796)
    Changes in assets and liabilities:
      Judgment receivable, net                  66,646          (66,646)            --
      Accounts payable and
        accrued expenses                       (94,578)         (40,240)        (132,990)
      Lessee rental deposits                   (10,819)          (3,054)        (134,946)
      Due from management
        company                                   --               --             34,504
                                           -----------      -----------      -----------
                                              (741,374)        (581,128)        (735,292)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Principal collections on leases              182,303          109,663          339,167
  Distribution of Diverted and other
    assets                                        --            194,079             --
  Investment in foreclosed properties          675,028          501,737           22,900
                                           -----------      -----------      -----------
                                               857,331          805,479          362,067
                                           -----------      -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners           (873,452)            --               --
                                           -----------      -----------      -----------
                                              (873,452)
                                           -----------      -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                            (757,495)         224,351         (373,225)
Cash and cash equivalents:
  Beginning of year                          3,010,635        2,786,284        3,159,509
                                           -----------      -----------      -----------
  End of year                              $ 2,253,140      $ 3,010,635      $ 2,786,284
                                           ===========      ===========      ===========



                 See accompanying notes to financial statements


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                           Liquidating       Continuing
                                             Limited          Limited
                                             Partners         Partners          Total
                                           -----------      ------------     -----------
Cash flows from operating activities:
  Net loss                                 $  (203,909)      $ (316,411)      $ (520,320)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                    (67,650)        (114,653)        (182,303)
    Changes in assets and liabilities:
      Judgment receivable, net                  25,485           41,161           66,646
      Accounts payable and
        accrued expenses                       (35,106)         (59,472)         (94,578)
      Lessee rental deposits                    (3,824)          (6,995)         (10,819)
                                           -----------      -----------      -----------
                                              (285,004)        (456,370)        (741,374)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Principal collections on leases               67,650          114,653          182,303
  Investment in foreclosed properties          258,131          416,897          675,028
                                           -----------      -----------      -----------
                                               325,781          531,550          857,331
                                           -----------      -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners           (183,207)        (690,245)        (873,452)
                                           -----------      -----------      -----------
                                              (183,207)        (690,245)        (873,452)
                                           -----------      -----------      -----------

Net decrease in cash and
  cash equivalents                            (142,430)        (615,065)        (757,495)
Cash and cash equivalents:
  Beginning of year                            980,185        2,030,450        3,010,635
                                           -----------      -----------      -----------
  End of year                              $   837,755      $ 1,415,385      $ 2,253,140
                                           ===========      ===========      ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998

                                           Liquidating       Continuing
                                             Limited          Limited
                                             Partners         Partners          Total
                                           -----------      ------------     -----------
Cash flows from operating activities:
  Net loss                                 $  (148,061)     $ (213,464)      $  (361,525)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                    (36,896)         (72,767)        (109,663)
    Changes in assets and liabilities:
      Judgment receivable, net                 (25,485)         (41,161)         (66,646)
      Accounts payable and
        accrued expenses                       (14,876)         (25,364)         (40,240)
      Lessee rental deposits                    (1,081)          (1,973)          (3,054)
                                           -----------      -----------      -----------
                                              (226,399)        (354,729)        (581,128)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Principal collections on leases               36,896           72,767          109,663
  Distribution of Diverted and other
    assets                                      74,215          119,864          194,079
  Investment in foreclosed properties          191,864          309,873          501,737
                                           -----------      -----------      -----------
                                               302,975          502,504          805,479
                                           -----------      -----------      -----------

Net increase in cash and
  cash equivalents                              76,576          147,775          224,351
Cash and cash equivalents:
  Beginning of year                            903,609        1,882,675        2,786,284
                                           -----------      -----------      -----------
  End of year                              $   980,185      $ 2,030,450      $ 3,010,635
                                           ===========      ===========      ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                           Liquidating       Continuing
                                             Limited          Limited
                                             Partners         Partners          Total
                                           -----------      ------------     -----------
Cash flows from operating activities:
  Net loss                                 $   (75,032)     $   (95,344)     $  (170,376)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (107,519)        (190,169)        (297,688)
    Credit for loss on Diverted
      and other assets                         (12,923)         (20,873)         (33,796)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       (50,632)         (82,358)        (132,990)
      Lessee rental deposits                   (47,872)         (87,074)        (134,946)
      Due from management
        company                                 12,826           21,678           34,504
                                           -----------      -----------      -----------
                                              (281,152)        (454,140)        (735,292)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Principal collections on leases              110,039          229,128          339,167
  Investment in foreclosed properties            8,757           14,143           22,900
                                           -----------      -----------      -----------
                                               118,796          243,271          362,067
                                           -----------      -----------      -----------

Net decrease in cash and
  cash equivalents                            (162,356)        (210,869)        (373,225)
Cash and cash equivalents:
  Beginning of year                          1,065,965        2,093,544        3,159,509
                                           -----------      -----------      -----------
  End of year                              $   903,609      $ 1,882,675      $ 2,786,284
                                           ===========      ===========      ===========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1999 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1999, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.04 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 6).

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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


     INVESTMENT IN FORECLOSED PROPERTIES, NET - Investment in foreclosed properties, net, includes the net book value of the leases for which the properties were pledged as collateral, amounts paid to liquidate senior lender positions in the properties, and carrying costs related to the properties. These amounts are partially offset by an allowance for loss to reduce the investment to estimated net realizable value.

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1999 and 1998 are as follows:

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

                                           December 31, 1999
                                ----------------------------------------
                                Liquidating     Continuing
                                 Limited         Limited
                                 Partners        Partners         Total
                                -----------     ----------     ---------
Performing leases                $      --      $      --      $    --
Non-performing leases               83,411        134,881        218,292
                                 ---------      ---------      ---------
Net investment in direct
  financing leases before
  allowance                         83,411        134,881        218,292
Allowance for lease losses         (83,411)      (134,881)      (218,292)
                                 ---------      ---------      ---------
Net investment in direct
  financing leases               $    --        $    --        $    --
                                 =========      =========      =========


                                           December 31, 1998
                                ----------------------------------------
                                Liquidating     Continuing
                                 Limited         Limited
                                 Partners        Partners         Total
                                -----------     ----------     ---------
Performing leases
  Minimum lease payments
    receivable                   $   3,255      $   8,372      $  11,627
  Unearned income                     --             --             --
                                 ---------      ---------      ---------
Total performing leases              3,255          8,372         11,627
Non-performing leases              217,292        354,297        571,589
                                 ---------      ---------      ---------
Net investment in direct
  financing leases before
  allowance                        220,547        362,669        583,216
Allowance for lease losses        (220,547)      (362,669)      (583,216)
                                 ---------      ---------      ---------
Net investment in direct
  financing leases               $    --        $    --        $    --
                                 =========      =========      =========

Billed and outstanding balances
  included in net investment
  in direct financing leases     $   3,255      $   8,372      $  11,627
                                 =========      =========      =========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1997, 1998 and 1999 follows:

                                                   Liquidating            Continuing
                                                     Limited                Limited
                                                    Partners               Partners                 Total
                                                    --------               --------                 -----
  Balance at December 31, 1996                     $   406,451          $    677,459           $  1,083,910
  Recoveries                                          (107,519)             (190,169)              (297,688)
  Write-offs                                           (19,603)              (16,251)               (35,854)
                                                   -----------           -----------            -----------

  Balance at December 31, 1997                         279,329               471,039                750,368
  Recoveries                                           (36,896)              (72,767)              (109,663)
  Write-offs                                           (21,886)              (35,603)               (57,489)
                                                   -----------           -----------            -----------

  Balance at December 31, 1998                         220,547               362,669                583,216
  Recoveries                                           (67,650)             (114,653)              (182,303)
  Write-offs                                           (69,486)             (113,135)              (182,621)
                                                   -----------           -----------            -----------

  Balance at December 31, 1999                     $    83,411           $   134,881            $   218,292
                                                   ===========           ===========            ===========


NOTE 4 -  INVESTMENT IN FORECLOSED PROPERTY:

Foreclosed property at December 31, 1999 consists of a real estate property that was acquired through foreclosure on a defaulted lease during 1991. The property is recorded at the Partnership's cost basis, less allowances to reflect its net realizable value. During 1999, a second foreclosed property was sold for $800,000. The original cost of the foreclosed properties and the related valuation allowances are shown below:

                                      December 31,
                                      ------------
                                  1999           1998
                              -----------     -----------

    Cost                      $ 1,412,612     $ 3,017,751
    Allowance for loss           (674,821)     (1,604,932)
                              -----------     -----------

    Net                       $   737,791     $ 1,412,819
                              ===========     ===========

The remaining property was occupied by tenants through the third quarter of 1998 at a monthly rental of $20,000. During 1998, these rentals were applied as reductions of the property's cost basis to ensure that their carrying amounts would not exceed net realizable value. LRC is actively marketing this property for sale and expects that the net proceeds from such sale will not differ materially from its net book value.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro rata interest in them. These assets are held by a nominee company. The Partnership has a 4.8% interest in these assets.

The Partnership's interest in these Diverted and other assets was recorded at its proportionate share of their estimated net realizable value as of March 1993, the date LRC was appointed general partner. Provisions for losses were recorded when it was determined that net realizable value of any of these assets had declined below its March 1993 value. Gains are recognized only when realized. Diverted and other assets recorded by the Partnership are reduced as it receives cash distributions from the nominee company. Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The remaining Diverted and other assets at December 31, 1999 had a net book value of $4.3 million (Partnership's share $208,000). These assets consisted of a seven-story office building in Schaumburg, Illinois ($2.8 million, Partnership's share $135,000) and $2.0 million of cash primarily generated by the operations of the building (Partnership's share $97,000), less a reserve for expenses for the liquidation of the nominee company ($500,000, Partnership's share $24,000).

Due to increased occupancy and rental rates since March 1993, the general partner believes that the fair market value of the office building exceeds its remaining net book value. The amount to be realized from the sale of the building, however, cannot be determined until it is sold, which is expected to occur sometime during 2000.

During March 2000, $1.5 million of cash (Partnership's share $72,000) was distributed from the nominee company to the Partnerships for distribution to the Limited Partners. During 1998, $4.0 million of cash (Partnership's share $194,000) was transferred from the nominee company. The Partnership's 1997 Statement of Revenue and Expenses includes a $34,000 realized gain on the disposal of a real estate limited partnership interest that was part of Diverted and other assets. This gain is included in "Credit for loss on Diverted and other assets".

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - DATRONIC ASSETS:

At December 31, 1999, Datronic Assets consisted of the Partnership's 7.1% interest in fully-reserved residual cash of $45,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (See Notes 1 and 2). Since then, all but $45,000 of the $1,732,000 (the Partnership's share was $123,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $53,250) during 1998. The $53,250 realized by the Partnership during 1998 was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $53,250 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $45,000 that may remain after payment of expenses will be distributed to the Partnerships in proportion to each Partnership's interest in the Datronic Assets.

NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1999 were:

                  Class A       $ 4.80
                  Class B       $11.18
                  Class C       $15.06

The per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants (see Note 8).

No distributions were made in 1997 or 1998.

The Partnership began its Liquidating Phase on August 3, 1993. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (See Note 10).

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


At December 31, 1999, 1998 and 1997, there were 38,197 Class A Units, 61,569 Class B Units, 127 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1999 are:

                             Funds          Cumulative
                            Raised         Distributions
                            ------         -------------

        Class A          $19,098,500        $15,343,415
        Class B           30,784,500         24,926,631
        Class C               63,500             52,748
                         -----------        -----------

        Total            $49,946,500        $40,322,794
                         ===========        ===========


NOTE 8 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross-claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933. As of December 31, 1996, the claims against the Partnerships' former accountants remained open.

During 1998, the claims against the Partnerships' former accountants were resolved. Weiss paid the Partnerships a total of $2.44 million in exchange for a release from all Partnership claims and dismissal of the class claims against it. After payment of $609,000 in contingent legal fees, $1.83 million of net proceeds were distributed to the Partnerships (the Partnership's share was $219,000).

Also during 1998, a jury verdict found Price Waterhouse negligent in the conduct of their prior audits of the Partnerships and awarded damages of $739,300. After payment of $185,000 of contingent legal fees, $556,000 of net proceeds were distributed to the Partnerships in early 1999 (the Partnership's share was $67,000).

The gross proceeds from Weiss and Price are included in the 1998 Statement of Revenue and Expenses as "Litigation proceeds". The contingent legal fees are included in the Statement of Revenue and Expenses as part of "Professional fees-litigation.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


OTHER CLAIMS

During 1994, a suit was filed on behalf of Datronic Partnerships XVII, XVIII, and XIX arising from their 1990 purchase of a lease portfolio. The suit alleged fraud and breach of contract against the original owner. During 1995, the U. S. District court for the Northern District of Illinois dismissed the claim for lack of jurisdiction. LRC, on behalf of the affected partnerships, re-filed the complaint in the Circuit Court of Cook County, Illinois in the amount of $5.5 million, plus punitive damages and interest. During 1999, the Circuit Court dismissed the complaint on the grounds that the re-filing constituted an unallowable second re-filing of the complaint. LRC has appealed this ruling and the appeal is pending in the Illinois Appellate Court.

The defendant filed a counterclaim against all of the Datronic Partnerships seeking damages in connection with a 1992 transaction. The counterclaim seeks damages for the defendant's fees, along with certain other damages. LRC believes the counterclaim is without merit and is vigorously defending it.

NOTE 9 - PARTNERSHIP MANAGEMENT:

LRC directly manages the day-to-day operations of the Datronic Partnerships. The cost of these services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10) and are included in "General Partner's expense reimbursement".

General Partner's expense reimbursement for 1997, 1998 and 1999 also includes consulting fees paid to two of the principals of New Era Funding, the Partnership's management company prior to July 1996. Each principal was paid $200,000 a year through March 31, 1999, when the consulting agreements expired. These fees were allocated to each of the Partnerships based on the relative level of services performed for each.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 1999:


                                             Year ended December 31,
                                    ----------------------------------------
                                       1999           1998            1997
                                       ----           ----            ----

1% Distribution                     $     --       $     --       $   21,233
Expense Reimbursement in excess
   of the 1% Distribution            4,057,634      4,079,994      5,369,846
                                    ----------     ----------     ----------

Total                               $4,057,634     $4,079,994     $5,391,079
                                    ==========     ==========     ==========


The Partnership's share of these payments were:



                                             Year ended December 31,
                                    ----------------------------------------
                                       1999           1998            1997
                                       ----           ----            ----

1% Distribution                     $   --         $     --       $   --
Expense Reimbursement in excess
   of the 1% Distribution              490,191        476,091      598,463
                                    ----------     ----------     ----------

Total                               $  490,191     $  466,091     $598,463
                                    ==========     ==========     ==========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED



NOTE 11 - CONCENTRATION OF CREDIT RISK:

At December 31, 1999 there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1999.


                                                  Liquidating      Continuing
                                  General           Limited          Limited
                                  Partner           Partner          Partner           Total
                                  -------           -------          -------           -----
Net loss per accompanying
  statements                    $    (5,203)     $  (201,870)     $  (313,247)     $  (520,320)
Effect of principal
  repayments treated as
  income for tax purposes                (8)            --               (813)            (821)
Provision for loss on
  foreclosed properties              (9,301)        (352,099)        (568,712)        (930,112)
Provision for recovery of
  Diverted and other assets             385           14,574           23,540           38,499

Other, net                              (65)          (2,407)          (4,016)          (6,488)
                                -----------      -----------      -----------      -----------

Loss for Federal income
  tax purposes in total         $   (14,192)     $  (541,802)     $  (863,248)     $(1,419,242)
                                ===========      ===========      ===========      ===========


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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                    Director
      Name                    Position and Office                Since
-----------------        -------------------------------        --------

Donald D. Torisky        Chairman of the Board and
                         Chief Executive Officer                 12/92

Robert P. Schaen         Vice-Chairman of the Board and
                         Chief Financial Officer                 12/92

Arthur M. Mintz          Vice-Chairman of the Board and
                         General Counsel                         12/92

Donald D. Torisky, age 61, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.

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

Robert P. Schaen, age 73, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 63, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1999 was as follows:

     Chairman of the
     Board and Chief                            All Other
     Executive Officer         Salary         Compensation(b)
     -----------------         ------         ------------

     Donald D. Torisky       $515,441           $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1999.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 12.08%.

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

(b) Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2000.

       DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

March 28, 2000    By: Lease Resolution Corporation,
                   General Partner

                   By:  /s/ Donald D. Torisky
                      ---------------------------------
                   Donald D. Torisky
                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:    /s/ Donald D. Torisky                         March   28, 2000
      ------------------------------
      Donald D. Torisky
      Chairman and Chief Executive Officer,
      Lease Resolution Corporation,
      General Partner of Datronic
      Equipment Income Fund XVI, L.P.

By:    /s/ Robert P. Schaen                          March   28, 2000
      ------------------------------
      Robert P. Schaen
      Vice-Chairman and
      Chief Financial Officer,
      Lease Resolution Corporation,
      General Partner of Datronic
      Equipment Income Fund XVI, L.P.

By:    /s/ Arthur M. Mintz                           March   28, 2000
      ------------------------------
      Arthur M. Mintz
      Vice-Chairman and General Counsel,
      Lease Resolution Corporation,
      General Partner of Datronic
      Equipment Income Fund XVI, L.P.

                           EXHIBIT INDEX
                           -------------

       EXHIBIT NO.       DESCRIPTION


          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.