Form 10-Q
period 2000-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2000-05-11
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                             Exchange Act of 1934



For the Quarter Ended
    March 31, 2000                             Commission File Number  0-16764
---------------------                          -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      36-3535958
 ------------------------------                    ---------------------
State or other jurisdiction of                          IRS Employer
 incorporation or organization                      Identification Number


1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------                 --------------------------
Address of principal                                City, State, Zip Code
executive offices

Registrant's telephone number:                        (847) 240-6200
                                                   --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)  Yes  x   No

                            (2)  Yes  x   No

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    March 31, 2000 (unaudited)                                            3

    December 31, 1999                                                     4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended March 31, 2000                             5

    For the three months ended March 31, 1999                             6

  Statements of Changes in Partners' Equity

    For the three months ended March 31, 2000 (unaudited)                 7

  Statements of Cash Flows (unaudited)

    For the three months ended March 31, 2000                             8

    For the three months ended March 31, 1999                             9

  Notes to Financial Statements (unaudited)                              10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                   11 - 12

Item 3.

  Quantitative and Qualitative Disclosures About
    Market Risk                                                          12

PART II - OTHER INFORMATION

Items 1-6.                                                               13

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                 March 31, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited      Limited
                                       Partners     Partners         Total
                                     -----------  ----------         -----
ASSETS

Cash and cash equivalents            $  748,652     $1,271,477     $2,020,129
Net investment in direct
  financing leases                         --             --             --
Diverted and other assets, net           51,691         83,484        135,175
Investment in foreclosed
  properties, net                       282,131        455,660        737,791
Datronic assets, net                       --             --             --
                                     ----------     ----------     ----------

                                     $1,082,474     $1,810,621     $2,893,095
                                     ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    4,950     $    9,547     $   14,497
                                     ----------     ----------     ----------

    Total liabilities                     4,950          9,547         14,497

Total partners' equity                1,077,524      1,801,074      2,878,598
                                     ----------     ----------     ----------

                                     $1,082,474     $1,810,621     $2,893,095
                                     ==========     ==========     ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 1999



                                     Liquidating  Continuing
                                       Limited      Limited
                                       Partners     Partners         Total
                                     -----------  ----------         -----
ASSETS

Cash and cash equivalents            $  837,755     $1,415,385     $2,253,140
Net investment in direct
  financing leases                         --             --             --
Diverted and other assets, net           79,384        128,210        207,594
Investment in foreclosed
  properties, net                       282,131        455,660        737,791
Datronic assets, net                       --             --             --
                                     ----------     ----------     ----------

                                     $1,199,270     $1,999,255     $3,198,525
                                     ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    3,438     $    7,101     $   10,539
                                     ----------     ----------     ----------

    Total liabilities                     3,438          7,101         10,539

Total partners' equity                1,195,832      1,992,154      3,187,986
                                     ----------     ----------     ----------

                                     $1,199,270     $1,999,255     $3,198,525
                                     ==========     ==========     ==========







                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                     -----------     ----------        -----
Revenue:
  Interest income                      $   8,814      $  14,235      $  23,049
                                       ---------      ---------      ---------

                                           8,814         14,235         23,049
                                       ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                      $ 108,713      $ 175,579      $ 284,292
  Professional fees                        7,228         11,673         18,901
  Other operating expenses                13,208         21,337         34,545
  Credit for lease losses                 (2,027)        (3,274)        (5,301)
                                       ---------      ---------      ---------

                                         127,122        205,315        332,437
                                       ---------      ---------      ---------

Net loss                               $(118,308)     $(191,080)     $(309,388)
                                       =========      =========      =========

Net loss - General Partner             $  (1,183)     $  (1,911)     $  (3,094)
                                       =========      =========      =========

Net loss - Limited Partners            $(117,125)     $(189,169)     $(306,294)
                                       =========      =========      =========

Net loss per limited
  partnership unit                     $   (3.07)     $   (3.07)
                                       =========      =========

Weighted average number of limited
  partnership units outstanding           38,197         61,696
                                       =========      =========



                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)

                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                     -----------     ----------        -----
Revenue:
  Lease income                         $     832      $   1,344      $   2,176
  Interest income                         10,326         19,529         29,855
                                       ---------      ---------      ---------

                                          11,158         20,873         32,031
                                       ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                      $  49,815      $  80,521      $ 130,336
  Professional fees                        7,366         11,897         19,263
  Other operating expenses                26,149         42,273         68,422
  Credit for lease losses                 (8,388)       (15,787)       (24,175)
                                       ---------      ---------      ---------

                                          74,942        118,904        193,846
                                       ---------      ---------      ---------

Net loss                               $ (63,784)     $ (98,031)     $(161,815)
                                       =========      =========      =========

Net loss - General Partner             $    (638)     $    (980)     $  (1,618)
                                       =========      =========      =========

Net loss - Limited Partners            $ (63,146)     $ (97,051)     $(160,197)
                                       =========      =========      =========

Net loss per limited
  partnership unit                     $   (1.65)     $   (1.57)
                                       =========      =========

Weighted average number of limited
  partnership units outstanding           38,197         61,696
                                       =========      =========



                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                              Liquidating    Continuing
                                 General       Limited        Limited          Total
                                Partner's      Partners'      Partners'      Partners'
                                 Equity         Equity         Equity         Equity
                               -----------    -----------    ----------      ---------
Balance, December 31, 1999 *   $      --      $ 1,195,832    $ 1,992,154    $ 3,187,986

  Net loss                     $    (3,094)   $  (117,125)   $  (189,169)   $  (309,388)
  Allocation of General
    Partner's Equity           $     3,094    $    (1,183)   $    (1,911)   $      --
                               -----------    -----------    -----------    -----------

Balance, March 31, 2000        $      --      $ 1,077,524    $ 1,801,074    $ 2,878,598
                               ===========    ===========    ===========    ===========


* Balances are net of $46,387 and $85,167 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.







                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                        Liquidating   Continuing
                                          Limited      Limited
                                          Partners     Partners        Total
                                        -----------   ----------       -----

Cash flows from operating activities:
  Net loss                               $(118,308)   $ (191,080)   $ (309,388)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (2,027)       (3,274)       (5,301)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     1,512         2,446         3,958
                                         ---------    ----------    ----------
                                          (118,823)     (191,908)     (310,731)
                                         ---------    ----------    ----------

Cash flows from investing activities:
  Principal collections on leases            2,027         3,274         5,301
  Distribution of Diverted and other
    assets                                  27,693        44,726        72,419
                                         ---------    ----------    ----------
                                            29,720        48,000        77,720
                                         ---------    ----------    ----------

Net decrease in cash and
  cash equivalents                         (89,103)     (143,908)     (233,011)
Cash and cash equivalents:
  Beginning of year                        837,755     1,415,385     2,253,140
                                         ---------    ----------    ----------
  End of first quarter                   $ 748,652    $1,271,477    $2,020,129
                                         =========    ==========    ==========





                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)

                                        Liquidating   Continuing
                                          Limited      Limited
                                          Partners     Partners        Total
                                        -----------   ----------       -----

Cash flows from operating activities:
  Net loss                               $(63,784)   $  (98,031)   $ (161,815)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                (8,388)      (15,787)      (24,175)
    Changes in assets and liabilities:
      Judgement receivable, net            25,485        41,161        66,646
      Accounts payable and
        accrued expenses                   (3,776)       (6,246)      (10,022)
      Lessee rental deposits                 --             (10)          (10)
                                         --------    ----------    ----------
                                          (50,463)      (78,913)     (129,376)
                                         --------    ----------    ----------

Cash flows from investing activities:
  Principal collections on leases           8,388        15,787        24,175
  Investment in foreclosed properties     (16,110)      (26,009)      (42,119)
                                         --------    ----------    ----------
                                           (7,722)      (10,222)      (17,944)
                                         --------    ----------    ----------

Net decrease in cash and
  cash equivalents                        (58,185)      (89,135)     (147,320)
Cash and cash equivalents:
  Beginning of year                       980,185     2,030,450     3,010,635
                                         --------    ----------    ----------
  End of first quarter                   $922,000    $1,941,315    $2,863,315
                                         ========    ==========    ==========




                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)



NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing both high- and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1999 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1999 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1999 Form 10-K.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through March 31, 2000. The discussion and analysis of results of operations is for the three month period ended March 31, 2000 as compared to the corresponding period in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the three months ended March 31, 2000, Partnership cash and cash equivalents decreased by $233,000 to $2,020,000 at March 31, 2000 from $2,253,000 at December 31, 1999. This decrease is primarily due to cash used in operations of $296,000, partially offset by cash collections on leases of $5,000 and a distribution of Diverted and other assets of $72,000.

The General Partner has declared an additional distribution totaling $1.17 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining foreclosed property and Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The foreclosed property was sold in April 2000 for $1,150,000 resulting in net proceeds of $1,080,000 to the Partnership. The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $135,000 (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal

Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had a net loss of $309,000 for the three month period ended March 31, 2000 in the aggregate for all classes of partners. This compares to a net loss of $162,000 for the three month period ended March 31, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 2000 and 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. However, it does have $109,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because the $873,000 cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses represent expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in the first quarter 2000 expenses are $151,000 of insurance premiums associated with the final wrap up of Partnership affairs and its ultimate liquidation and dissolution.

Other operating expenses:
Operating expenses for the three months ended March 31, 2000 reflect expenses incurred to secure and maintain the remaining foreclosed property. The property was sold in April 2000. Operating expenses for the same period in 1999 included expenses for two properties.

Credit for lease losses:
This credit reflects recovery of previously reserved amounts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1999 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2000.





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



            By:     /s/JEFFREY T. MCREYNOLDS
                    --------------------------------------------
                    Jeffrey T. McReynolds
                    Vice President and Controller,
                    (principal accounting and financial officer)
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVI, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION

      27                Financial Data Schedule, which is
                        submitted electronically to the
                        Securities and Exchange Commission for
                        Information only and not filed.