Form 10-Q
period 2000-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2000-08-14
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    June 30, 2000                              Commission File Number  0-16764
---------------------                          -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
             (Exact name of Registrant as specified in its charter)


      Delaware                                            36-3535958
---------------------                              ---------------------------
   State or other                                  IRS Employer Identification
   jurisdiction of                                     Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
Address of principal                                  City, State, Zip Code
executive offices

Registrant's telephone number:                           (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    June 30, 2000 (unaudited)                                                  3

    December 31, 1999                                                          4

  Statements of Revenue and Expenses (unaudited)

    For the three months ended June 30, 2000                                   5

    For the three months ended June 30, 1999                                   6

    For the six months ended June 30, 2000                                     7

    For the six months ended June 30, 1999                                     8

  Statements of Changes in Partners' Equity

    For the six months ended June 30, 2000 (unaudited)                         9

  Statements of Cash Flows (unaudited)

    For the six months ended June 30, 2000                                    10

    For the six months ended June 30, 1999                                    11

  Notes to Financial Statements (unaudited)                                   12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        13 - 15

Item 3.

  Quantitative and Qualitative Disclosures About
    Market Risk                                                               15

PART II - OTHER INFORMATION

Items 1-6.                                                                    16

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)

                                            Liquidating     Continuing
                                              Limited         Limited
                                              Partners        Partners          Total
                                            -------------   -------------   -------------
ASSETS

Cash and cash equivalents                   $     695,758   $   1,102,685   $   1,798,443
Net investment in direct financing
  leases                                               --              --              --
Diverted and other assets, net                     51,691          83,484         135,175
Datronic assets, net                                   --              --              --
                                            -------------   -------------   -------------

                                            $     747,449   $   1,186,169   $   1,933,618
                                            =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $       3,491   $       7,191   $      10,682
                                            -------------   -------------   -------------

     Total liabilities                              3,491           7,191          10,682

Total partners' equity                            743,958       1,178,978       1,922,936
                                            -------------   -------------   -------------

                                            $     747,449   $   1,186,169   $   1,933,618
                                            =============   =============   =============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 1999

                                             Liquidating     Continuing
                                               Limited         Limited
                                               Partners        Partners         Total
                                            -------------   -------------   -------------
ASSETS

Cash and cash equivalents                   $     837,755   $   1,415,385   $   2,253,140
Net investment in direct financing
  leases                                               --              --              --
Diverted and other assets, net                     79,384         128,210         207,594
Investment in foreclosed
  properties, net                                 282,131         455,660         737,791
Datronic assets, net                                   --              --              --
                                            -------------   -------------   -------------

                                            $   1,199,270   $   1,999,255   $   3,198,525
                                            =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $       3,438   $       7,101   $      10,539
                                            -------------   -------------   -------------

     Total liabilities                              3,438           7,101          10,539

Total partners' equity                          1,195,832       1,992,154       3,187,986
                                            -------------   -------------   -------------

                                            $   1,199,270   $   1,999,255   $   3,198,525
                                            =============   =============   =============







                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                            -------------    -------------    -------------
Revenue:
  Gain on sale of foreclosed
    property                                $     131,032    $     211,625    $     342,657
  Interest income                                  14,479           23,385           37,864
                                            -------------    -------------    -------------

                                                  145,511          235,010          380,521
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                  54,920           88,699          143,619
  Professional fees                                 7,993           12,910           20,903
  Other operating expenses                          9,023           14,574           23,597
  Credit for lease losses                            (630)          (1,018)          (1,648)
                                            -------------    -------------    -------------

                                                   71,306          115,165          186,471
                                            -------------    -------------    -------------

Net income                                  $      74,205    $     119,845    $     194,050
                                            =============    =============    =============

Net income - General Partner                $         742    $       1,198    $       1,941
                                            =============    =============    =============

Net income - Limited Partners               $      73,463    $     118,647    $     192,109
                                            =============    =============    =============

Net income per limited
  partnership unit                          $        1.92    $        1.92
                                            =============    =============

Weighted average number of limited
  partnership units outstanding                    38,197           61,696
                                            =============    =============




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                            -------------    -------------    -------------
Revenue:
  Lease income                              $         832    $       1,833    $       2,665
  Interest income                                   7,308           14,771           22,079
                                            -------------    -------------    -------------

                                                    8,140           16,604           24,744
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                  36,314           58,687           95,001
  Professional fees                                 9,580           15,472           25,052
  Other operating expenses                         23,014           37,168           60,182
  Credit for lease losses                         (34,673)         (58,652)         (93,325)
                                            -------------    -------------    -------------

                                                   34,235           52,675           86,910
                                            -------------    -------------    -------------

Net loss                                    $     (26,095)   $     (36,071)   $     (62,166)
                                            =============    =============    =============

Net loss - General Partner                  $        (261)   $        (361)   $        (622)
                                            =============    =============    =============

Net loss - Limited Partners                 $     (25,834)   $     (35,710)   $     (61,544)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (0.68)   $       (0.58)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                   38,197           61,696
                                            =============    =============





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                            -------------    -------------    -------------
Revenue:
  Gain on sale of foreclosed
    property                                $     131,032    $     211,625    $     342,657
  Interest income                                  23,293           37,620           60,913
                                            -------------    -------------    -------------

                                                  154,325          249,245          403,570
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                 163,633          264,278          427,911
  Professional fees                                15,221           24,583           39,804
  Other operating expenses                         22,231           35,911           58,142
  Credit for lease losses                          (2,657)          (4,292)          (6,949)
                                            -------------    -------------    -------------

                                                  198,428          320,480          518,908
                                            -------------    -------------    -------------

Net loss                                    $     (44,103)   $     (71,235)   $    (115,338)
                                            =============    =============    =============

Net loss - General Partner                  $        (441)   $        (712)   $      (1,153)
                                            =============    =============    =============

Net loss - Limited Partners                 $     (43,662)   $     (70,523)   $    (114,185)
                                            =============    =============    =============

Net loss per limited
  partnership unit                          $       (1.14)   $       (1.14)
                                            =============    =============

Weighted average number of limited
  partnership units outstanding                    38,197           61,696
                                            =============    =============



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                            -------------    -------------    -------------
Revenue:
  Lease income                              $       1,664    $       3,177    $       4,841
  Interest income                                  17,634           34,300           51,934
                                            -------------    -------------    -------------

                                                   19,298           37,477           56,775
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                  86,129          139,208          225,337
  Professional fees                                16,946           27,369           44,315
  Other operating expenses                         49,163           79,441          128,604
  Credit for lease losses                         (43,061)         (74,439)        (117,500)
                                            -------------    -------------    -------------

                                                  109,177          171,579          280,756
                                            -------------    -------------    -------------

Net loss                                    $     (89,879)   $    (134,102)   $    (223,981)
                                            =============    =============    =============

Net loss - General Partner                  $        (899)   $      (1,341)   $      (2,240)
                                            =============    =============    =============

Net loss - Limited Partners                 $     (88,980)   $    (132,761)   $    (221,741)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (2.33)   $       (2.15)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                   38,197           61,696
                                            =============    =============



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                                Liquidating      Continuing
                                 General          Limited          Limited           Total
                                Partner's        Partners'        Partners'        Partners'
                                  Equity           Equity          Equity           Equity
                              -------------    -------------    -------------    -------------
Balance, December 31, 1999*   $          --    $   1,195,832    $   1,992,154    $   3,187,986

  Distributions to partners              --         (407,771)        (741,941)      (1,149,712)
  Net loss                           (1,153)         (43,662)         (70,523)        (115,338)
  Allocation of General
    Partner's Equity                  1,153             (441)            (712)              --
                              -------------    -------------    -------------    -------------

Balance, June 30, 2000        $          --    $     743,958    $   1,178,978    $   1,922,936
                              =============    =============    =============    =============


* Balances are net of $46,387 and $85,167 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                          Liquidating      Continuing
                                            Limited          Limited
                                            Partners        Partners           Total
                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                               $     (44,103)   $     (71,235)   $    (115,338)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of foreclosed
      property                                (131,032)        (211,625)        (342,657)
    Credit for lease losses                     (2,657)          (4,292)          (6,949)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                            53               90              143
                                         -------------    -------------    -------------
                                              (177,739)        (287,062)        (464,801)
                                         -------------    -------------    -------------

Cash flows from investing activities:
  Principal collections on leases                2,657            4,292            6,949
  Distribution of Diverted and other
    assets                                      27,693           44,726           72,419
  Proceeds from sale of foreclosed
    property                                   413,163          667,285        1,080,448
                                         -------------    -------------    -------------
                                               443,513          716,303        1,159,816
                                         -------------    -------------    -------------

Cash flows from financing activities:
  Distributions to Limited Partners           (407,771)        (741,941)      (1,149,712)
                                         -------------    -------------    -------------

Net decrease in cash and
  cash equivalents                            (141,997)        (312,700)        (454,697)
Cash and cash equivalents:
  Beginning of year                            837,755        1,415,385        2,253,140
                                         -------------    -------------    -------------
  End of second quarter                  $     695,758    $   1,102,685    $   1,798,443
                                         =============    =============    =============







                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                             Liquidating      Continuing
                                               Limited          Limited
                                               Partners        Partners           Total
                                           --------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                 $      (89,879)   $     (134,102)   $     (223,981)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                       (43,061)          (74,439)         (117,500)
    Changes in assets and liabilities:
      Judgment receivable, net                     25,485            41,161            66,646
      Accounts payable and
        accrued expenses                          (31,938)          (54,372)          (86,310)
      Lessee rental deposits                       (3,824)           (6,675)          (10,499)
                                           --------------    --------------    --------------
                                                 (143,217)         (228,427)         (371,644)
                                           --------------    --------------    --------------

Cash flows from investing activities:
  Principal collections on leases                  43,061            74,439           117,500
  Investment in foreclosed properties             258,131           416,897           675,028
                                           --------------    --------------    --------------
                                                  301,192           491,336           792,528
                                           --------------    --------------    --------------

Cash flows from financing activities:
  Distributions to Limited Partners              (183,207)         (690,245)         (873,452)
                                           --------------    --------------    --------------

Net decrease in cash and
  cash equivalents                                (25,232)         (427,336)         (452,568)
Cash and cash equivalents:
  Beginning of year                               980,185         2,030,450         3,010,635
                                           --------------    --------------    --------------
  End of second quarter                    $      954,953    $    1,603,114    $    2,558,067
                                           ==============    ==============    ==============




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $742,000 and $408,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

NOTE 4 - INVESTMENT IN FORECLOSED PROPERTY:

The remaining foreclosed property was sold in April 2000 for $1,150,000 resulting in net proceeds, after payment of commissions and other selling expenses, of $1,080,000 to the Partnership. This property had a net book value at the time of sale of $738,000. The gain on sale of $342,000 is included in the Statement of Revenue and Expenses.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 2000, Partnership cash and cash equivalents decreased by $455,000 to $1,798,000 at June 30, 2000 from $2,253,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,150,000 (see below) and by cash used in operations of $465,000, partially offset by cash collections on leases of $7,000, a distribution of Diverted and other assets of $72,000, and net proceeds from the sale of the final foreclosed property of $1,080,000.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $742,000 and $408,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

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

Results of Operations

The Partnership had net income of $194,000 and a net loss of $115,000 for the three and six month periods ended June 30, 2000 in the aggregate for all classes of partners. This compares to a net loss of $62,000 and $224,000 for the three and six month periods ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended June 30, 2000 and 1999 include the following:

Lease income:

The Partnership no longer has an active lease portfolio. However, it does have $109,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Gain on sale of foreclosed property:

The Partnership sold the remaining foreclosed property in April 2000 for $1,150,000 resulting in net proceeds, after payment of commissions and other selling expenses, of $1,080,000. This property had a net book value at the time of sale of $738,000. The gain on sale of $342,000 is included in the Statement of Revenue and Expenses for the three and six month periods ended June 30, 2000.

Interest income:

Interest income includes earnings on invested cash balances. Interest income for 2000 was greater than 1999 because of increased interest rates partially offset by lower average invested cash balances.

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

Professional fees:

Professional fees for the six months ended June 30,2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities.

Other operating expenses:

Operating expenses for the six months ended June 30, 2000 reflect expenses incurred to secure and maintain the remaining foreclosed property. The property was sold in April 2000. Operating expenses for the same period in 1999 included expenses for two properties.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.





                        DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                        Registrant



                    By: /s/DONALD D. TORISKY
                       -------------------------------------------------------
                       Donald D. Torisky
                       Chairman and Chief Executive Officer,
                       Lease Resolution Corporation
                       General Partner of Datronic
                       Equipment Income Fund XVI, L.P.



                    By: /s/JEFFREY T. MCREYNOLDS
                       -------------------------------------------------------
                       Jeffrey T. McReynolds
                       Vice President and Chief Financial Officer,
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XVI, L.P.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule, which is submitted electronically to the
               Securities and Exchange Commission for Information only and not filed.