Form 10-Q
period 2000-09-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2000-11-14
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
 September 30, 2000                              Commission File Number  0-16764
---------------------                           --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                              36-3535958
---------------------                                ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                     Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
Address of principal                                     City, State, Zip Code
executive offices

Registrant's telephone number:                              (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

  Balance Sheets

    September 30, 2000 (unaudited)                                         3

    December 31, 1999                                                      4

  Statements of Revenue and Expenses (unaudited)

    For the nine months ended September 30, 2000                           5

    For the nine months ended September 30, 1999                           6

    For the nine months ended September 30, 2000                           7

    For the nine months ended September 30, 1999                           8

  Statements of Changes in Partners' Equity

    For the nine months ended September 30, 2000 (unaudited)               9

  Statements of Cash Flows (unaudited)

    For the nine months ended September 30, 2000                          10

    For the nine months ended September 30, 1999                          11

  Notes to Financial Statements (unaudited)                               12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    13 - 15

Item 3.

  Quantitative and Qualitative Disclosures About
    Market Risk                                                           15

PART II - OTHER INFORMATION

Items 1-6.                                                                16

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)


                                           Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  ----------    ----------
ASSETS

Cash and cash equivalents                   $  657,153   $1,040,334   $1,697,487
Net investment in direct financing
  leases                                             -            -            -
Diverted and other assets, net                  51,691       83,484      135,175
Datronic assets, net                                 -            -            -
                                            ----------   ----------   ----------
                                            $  708,844   $1,123,818   $1,832,662
                                            ==========   ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $    2,563   $    5,685   $    8,248
                                            ----------   ----------   ----------
     Total liabilities                           2,563        5,685        8,248

Total partners' equity                         706,281    1,118,133    1,824,414
                                            ----------   ----------   ----------
                                            $  708,844   $1,123,818   $1,832,662
                                            ==========   ==========   ==========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                           Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  ----------    ----------

ASSETS

Cash and cash equivalents                   $  837,755   $1,415,385   $2,253,140
Net investment in direct financing
  leases                                             -            -            -
Diverted and other assets, net                  79,384      128,210      207,594
Investment in foreclosed
  properties, net                              282,131      455,660      737,791
Datronic assets, net                                 -            -            -
                                            ----------   ----------   ----------
                                            $1,199,270   $1,999,255   $3,198,525
                                            ==========   ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $    3,438   $    7,101   $   10,539
                                            ----------   ----------   ----------
     Total liabilities                           3,438        7,101       10,539

Total partners' equity                       1,195,832    1,992,154    3,187,986
                                            ----------   ----------   ----------
                                            $1,199,270   $1,999,255   $3,198,525
                                            ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)


                                           Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  ----------    ----------
Revenue:
  Interest income                           $   7,836    $  12,655    $  20,491
                                            ---------    ---------    ---------
                                                7,836       12,655       20,491
                                            ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                              39,203       63,315      102,518
  Professional fees                             5,777        9,330       15,107
  Other operating expenses                      1,027        1,652        2,679
  Credit for lease losses                        (494)        (797)      (1,291)
                                            ---------    ---------    ---------
                                               45,513       73,500      119,013
                                            ---------    ---------    ---------
Net loss                                    $ (37,677)   $ (60,845)   $ (98,522)
                                            =========    =========    =========
Net loss - General Partner                  $    (377)        (608)   $    (985)
                                            =========    =========    =========
Net loss - Limited Partners                 $ (37,300)   $ (60,237)   $ (97,537)
                                            =========    =========    =========
Net loss per limited
  partnership unit                          $   (0.98)   $   (0.98)
                                            =========    =========
Weighted average number of limited
  partnership units outstanding                38,197       61,696
                                            =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)


                                           Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  ----------    ----------
Revenue:
  Interest income                           $  10,473    $  18,330    $  28,803
                                            ---------    ---------    ---------
                                               10,473       18,330       28,803
                                            ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                              44,216       71,450      115,666
  Professional fees                             7,470       12,065       19,535
  Other operating expenses                     17,724       28,628       46,352
  Credit for lease losses                      (6,678)     (11,318)     (17,996)
                                            ---------    ---------    ---------
                                               62,732      100,825      163,557
                                            ---------    ---------    ---------
Net loss                                    $ (52,259)   $ (82,495)   $(134,754)
                                            =========    =========    =========
Net loss - General Partner                  $    (523)   $    (825)   $  (1,348)
                                            =========    =========    =========
Net loss - Limited Partners                 $ (51,736)   $ (81,670)   $(133,406)
                                            =========    =========    =========
Net loss per limited
   partnership unit                         $   (1.35)   $   (1.32)
                                            =========    =========
Weighted average number of limited
   partnership units outstanding               38,197       61,696
                                            =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                           Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners      Total
                                           -----------  ----------    ----------
Revenue:
  Gain on sale of foreclosed
     property                               $ 131,032    $ 211,625    $ 342,657
  Interest income                              31,129       50,275       81,404
                                            ---------    ---------    ---------
                                              162,161      261,900      424,061
                                            ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                             202,836      327,593      530,429
  Professional fees                            20,998       33,913       54,911
  Other operating expenses                     23,258       37,563       60,821
  Credit for lease losses                      (3,151)      (5,089)      (8,240)
                                            ---------    ---------    ---------
                                              243,941      393,980      637,921
                                            ---------    ---------    ---------
Net loss                                    $ (81,780)   $(132,080)   $(213,860)
                                            =========    =========    =========
Net loss - General Partner                  $    (818)   $  (1,321)   $  (2,139)
                                            =========    =========    =========
Net loss - Limited Partners                 $ (80,962)   $(130,759)   $(211,721)
                                            =========    =========    =========
Net loss per limited
  partnership unit                          $   (2.12)   $   (2.12)
                                            =========    =========
Weighted average number of limited
  partnership units outstanding                38,197       61,696
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
                                            =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                                 Liquidating      Continuing
                                  General          Limited          Limited          Total
                                 Partner's        Partners'        Partners'        Partners'
                                  Equity           Equity           Equity           Equity
                                -----------      -----------      -----------      -----------
Balance, December 31, 1999*     $         -      $ 1,195,832      $ 1,992,154      $ 3,187,986

  Distributions to partners               -         (407,771)        (741,941)      (1,149,712)
  Net loss                           (2,139)         (80,962)        (130,759)        (213,860)
  Allocation of General
    Partner's Equity                  2,139             (818)          (1,321)               -
                                -----------      -----------      -----------      -----------
Balance, September 30, 2000     $         -      $   706,281      $ 1,118,133      $ 1,824,414
                                ===========      ===========      ===========      ===========


* Balances are net of $46,387 and $85,167 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                              $   (81,780)  $  (132,080)  $  (213,860)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of foreclosed
       property                            (131,032)     (211,625)     (342,657)
    Credit for lease losses                  (3,151)       (5,089)       (8,240)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       (875)       (1,416)       (2,291)
                                        -----------   -----------   -----------
                                           (216,838)     (350,210)     (567,048)
                                        -----------   -----------   -----------
Cash flows from investing activities:
  Principal collections on leases             3,151         5,089         8,240
  Distribution of Diverted and other
     assets                                  27,693        44,726        72,419
  Investment in foreclosed properties       413,163       667,285     1,080,448
                                        -----------   -----------   -----------
                                            444,007       717,100     1,161,107
                                        -----------   -----------   -----------
Cash flows from financing activities:
  Distributions to Limited Partners        (407,771)     (741,941)   (1,149,712)
                                        -----------   -----------   -----------
Net  decrease in cash and
  cash equivalents                         (180,602)     (375,051)     (555,653)
Cash and cash equivalents:
  Beginning of year                         837,755     1,415,385     2,253,140
                                        -----------   -----------   -----------
  End of third quarter                  $   657,153   $ 1,040,334   $ 1,697,487
                                        ===========   ===========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                        Liquidating    Continuing
                                          Limited        Limited
                                          Partners      Partners       Total
                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                              $  (142,138)  $  (216,597)  $  (358,735)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (49,739)      (85,757)     (135,496)
    Changes in assets and liabilities:
      Judgment receivable, net               25,485        41,161        66,646
      Accounts payable and
        accrued expenses                    (33,251)      (56,494)      (89,745)
      Lessee rental deposits                 (3,824)       (6,675)      (10,499)
                                        -----------   -----------   -----------
                                           (203,467)     (324,362)     (527,829)
                                        -----------   -----------   -----------
Cash flows from investing activities:
  Principal collections on leases            49,739        85,757       135,496
  Investment in foreclosed properties       258,131       416,897       675,028
                                        -----------   -----------   -----------
                                            307,870       502,654       810,524
                                        -----------   -----------   -----------
Cash flows from financing activities:
  Distributions to Limited Partners        (183,207)     (690,245)     (873,452)
                                        -----------   -----------   -----------
Net decrease in cash and
  cash equivalents                          (78,804)     (511,953)     (590,757)
Cash and cash equivalents:
  Beginning of year                         980,185     2,030,450     3,010,635
                                        -----------   -----------   -----------
  End of third quarter                  $   901,381   $ 1,518,497   $ 2,419,878
                                        ===========   ===========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTIONS:

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

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

NOTE 3 - INVESTMENT IN FORECLOSED PROPERTY:

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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and provide for the ultimate liquidation of the Partnership. During the nine months ended September 30, 2000, Partnership cash and cash equivalents decreased by $556,000 to $1,697,000 at September 30, 2000 from $2,253,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,150,000 (see below) and by cash used in operations of $567,000, partially offset by cash collections on leases of $8,000, a distribution of Diverted and other assets of $72,000, and net proceeds from the sale of the final foreclosed property of $1,080,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $135,000 (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $99,000 and $214,000 for the three and nine month periods ended September 30, 2000 in the aggregate for all classes of partners. This compares to a net loss of $135,000 and $359,000 for the three and nine month periods ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended September 30, 2000 and 1999 include the following:

Lease income:
The Partnership no longer has an active lease portfolio. However, it does have $106,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Gain on sale of foreclosed property:
The Partnership sold the remaining foreclosed property in April 2000 for $1,150,000 resulting in net proceeds, after payment of commissions and other selling expenses, of $1,080,000. This property had a net book value at the time of sale of $738,000. The gain on sale of $342,000 is included in the Statement of Revenue and Expenses for the nine month period ended September 30, 2000.

Interest income:
Interest income includes earnings on invested cash balances. Interest income decreased for the three month period ended September 30, 2000 and increased slightly for the nine month period ended September 30, 2000 as compared to the corresponding periods in 1999.

The decrease for the three months resulted from lower average invested cash balances partially offset by an increase in interest for rates. The slight increase for the nine months resulted from an increase in interest rates.

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

Professional fees:
Professional fees for the nine months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease collections and related activities.

Other operating expenses:
Operating expenses reflect expenses incurred to secure and maintain the one remaining foreclosed property. The property was sold in April 2000. Operating expenses for 1999 included expenses for two properties.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.





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



                       By:   /s/JEFFREY T. MCREYNOLDS
                             ---------------------------------------
                             Jeffrey T. McReynolds
                             Vice President and Chief Financial Officer,
                             Lease Resolution Corporation
                             General Partner of
                             Datronic Equipment Income Fund XVI, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.