Form 10-K405
period 2000-12-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2001-03-30
CIK 814323

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

Commission File Number 0-16764

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                             36-3535958
---------------------                              ----------------------
   State or other                                     (I.R.S. Employer
   jurisdiction of                                    Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois   60173
-------------------------------------------------------  -------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  NONE
Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:  NONE

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

In 1992, a class action lawsuit was filed against the original general partner of the Partnership alleging misappropriation of $13.3 million from this and six other partnerships. Pursuant to a partial settlement of that lawsuit, on March 4, 1993, Lease Resolution Corporation ("LRC") was appointed general partner of this and five of the other affected partnerships (collectively, the Datronic Partnerships). The assets purchased with the misappropriated funds (Diverted Assets) were recovered for the benefit of the affected partnerships and LRC has been managing and liquidating these assets since March 4, 1993.

The Partnership was originally formed to invest in a variety of equipment leases. Since August 3, 1993 the Partnership has been in its Liquidating Phase, which means that, as of that date, it ceased acquiring additional equipment leases and has been liquidating its lease portfolio and other assets in an orderly manner.

As of December 31, 2000, the principal assets of the Partnership consisted of a 4.8% interest in the remaining Diverted Assets (the Southwick office building, a seven-story structure located in Schaumburg, Illinois along with $1.4 million of cash generated primarily from building operations), fully reserved delinquent leases, and cash. The building is listed for sale for $15.5 million. While the actual amount to be realized from the sale cannot be determined until it is sold, the Partnership will realize a substantial gain. The general partner, LRC, is also exploring the sale of the remaining leases.

The sale of the non-cash assets is expected to be completed by mid-2001, at which time the general partner intends to implement the final liquidation and dissolution of this and the other Datronic Partnerships. The liquidation and dissolution process will include the following major activities:

- Transfer the net proceeds from the sale of the Southwick office building, as well as cash available from building operations, to the Partnerships.

-    Liquidate all known Partnership liabilities.

- Transfer $263,000 to the general partner to pay for post-dissolution activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete such other tasks as are necessary to conclude the Partnership's affairs.

- Fund a $240,000 reserve to provide for any unasserted claims that might arise from operations or the final wrap up of the Partnership.

-    Distribute all remaining cash to the Limited Partners.

The general partner expects that the distribution to Limited Partners will occur in mid-2001 and post-dissolution activities will be completed by the end of 2001.

Since the Partnership is entering its final liquidation and dissolution stage, information about industry segments, geographic regions, raw materials, seasonality, sources and availability of leases, backlog and competition is not relevant or material to an understanding of the Partnership's future activity.

The Partnership has no employees. LRC, the General Partner, employed 16 persons at December 31, 2000 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Effective April 1, 2001, this space will be reduced to 8,000 square feet.

LRC occupies approximately 3,800 square feet of office space in the Southwick office building which is located in Schaumburg, Illinois (see Part II, Item 8,
Note 5).

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

As of March 20, 2001, the records of the Partnership show 4,097 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Note 7 for a discussion of classes of limited partners and distributions paid to limited partners.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2000, 1999, 1998, 1997, and 1996, and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8, which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
--------------------------
 Expenses Data
 -------------
 (in thousands, except for
  Unit amounts)

                                                  For the years ended December 31,
                                ---------------------------------------------------------------------
                                   2000          1999            1998           1997            1996
                                   ----          ----            ----           ----            ----
Total revenue                  $    442       $    145       $    579        $    550        $    613

Total expenses                      967            665            941             720           1,374
                               --------       --------       --------        --------        --------

Net earnings (loss)            $   (525)      $   (520)      $   (362)       $   (170)       $   (761)
                               ========       ========       ========        ========        ========

Net earnings (loss)
 per Unit

 Class A                       $  (5.20)      $  (5.28)      $  (3.84)       $  (1.94)       $  (8.29)
                               ========       ========       ========        ========        ========
 Class B                       $  (5.20)      $  (5.08)      $  (3.43)       $  (1.53)       $  (7.08)
                               ========       ========       ========        ========        ========
 Class C                       $  (5.20)      $  (5.08)      $  (3.43)       $  (1.53)       $  (7.08)
                               ========       ========       ========        ========        ========

Distributions per Unit
 (per year)

 Class A                       $  10.68       $   4.80       $   --          $   --          $   --
                               ========       ========       ========        ========        ========
 Class B                       $  12.02       $  11.18       $   --          $   --          $   1.00
                               ========       ========       ========        ========        ========
 Class C                       $  13.00       $  15.06       $   --          $   --          $   1.00
                               ========       ========       ========        ========        ========

Weighted average number
 of Units outstanding

 Class A                         38,197         38,197         38,197          38,197          38,197
                               ========       ========       ========        ========        ========
 Class B                         61,569         61,569         61,569          61,569          61,569
                               ========       ========       ========        ========        ========
 Class C                            127            127            127             127             127
                               ========       ========       ========        ========        ========

Balance Sheet Data
------------------
 (in thousands, except
  for Unit Amounts)

                                                           As of December 31,
                           ---------------------------------------------------------------------------
                             2000              1999            1998             1997            1996
                             ----              ----            ----             ----            ----
Total assets               $   1,780       $   3,199       $   4,698        $   5,103        $   5,541
                           =========       =========       =========        =========        =========

Total liabilities          $     266       $      11       $     116        $     159        $     427
                           =========       =========       =========        =========        =========

Partners' equity           $   1,514       $   3,188       $   4,582        $   4,944        $   5,114
                           =========       =========       =========        =========        =========

Book value per Unit

  Class A                  $   16.64       $   32.52       $   42.60        $   46.44        $   48.38
                           =========       =========       =========        =========        =========
  Class B                  $   16.44       $   33.67       $   49.93        $   53.36        $   54.89
                           =========       =========       =========        =========        =========
  Class C                  $   19.48       $   36.70       $   52.97        $   56.93        $   58.46
                           =========       =========       =========        =========        =========


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $525,000 in 2000 in the aggregate for all classes of partners. This compares to aggregate net losses in 1999 and 1998 of $520,000 and $362,000, respectively. The 2000 net loss includes a $263,000 provision for post-dissolution expenses which are discussed below. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since March 4, 1993. Liquidating Limited Partners do not participate in the post-March 4, 1993 investment activities. Significant factors affecting overall operating results for the three years ended December 31, 2000 include the following:

Lease income:
Since August 1993 the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 2000. The Partnership no longer has an active lease portfolio. However, it does have $194,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income. These remaining leases are expected to be disposed of in bulk during the first half of 2001.

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

Gain on sale of foreclosed property:

The Partnership sold the remaining foreclosed property in April 2000 for $1,150,000 resulting in net proceeds, after payment of commissions and other selling expenses, of $1,080,000. The property had a net book value at the time of sale of $738,000. The gain on sale of $342,000 is included in the Statement of Revenue and Expenses.

Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income is declining because the cash distributions paid to Limited Partners of $1.2 million in June 2000 and $873,000 in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:

General Partner's expense reimbursement represents payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in 2000 expenses is $151,000 of insurance premiums associated with the wrap up the Partnership affairs and its final dissolution. See Note 11 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation, which is described in Note 8 to the Partnership's financial statements included in Item 8. The 1998 amount reflects fees paid in connection with the litigation against the Partnership's former accountants. The decrease after 1998 reflects the fact that all major litigation was concluded during 1998 and only incidental matters remained.

Professional fees - other:
Professional fees - other for the three years ended December 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:
These provisions (credits) reflect the assessment of the potential losses inherent in the lease portfolio and any recoveries of previously reserved balances.

Provision for post-dissolution expenses:
The general partner expects to dissolve the Partnership by mid-2001 and, accordingly, the Partnership has recorded a $263,000 provision for post-dissolution expenses in the 2000 Statement of Revenues and Expenses. This provision is an estimate of the costs to be incurred as a direct consequence of the final dissolution process. (See Note 9 to the Partnership's financial statements included in Item 8.) The general partner expects that the Partnership will be dissolved in mid-2001 and that post-dissolution activities will be concluded by the end of 2001.


LIQUIDITY AND CAPITAL RESOURCES

During 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and provide funding for the post-dissolution activities of the Partnership. During this period, Partnership cash and cash equivalents decreased by $609,000 to

$1,645,000 at December 31, 2000 from $2,253,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,150,000 (see below) and by cash used in operations of $622,000, partially offset by $10,000 of cash from leases, $72,000 from a distribution of Diverted assets and net proceeds from the sale of the final foreclosed property of $1,080,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 5 to the Partnership's financial statements included in Item 8). The Partnership's 4.8% interest in the Southwick office building is carried at $135,000. The building is currently listed for sale with an asking price of $15.5 million. While the actual amount to be realized from the sale of the building cannot be determined until it is sold, the Partnership will realize a substantial gain. The general partner expects the building to be sold during the second quarter 2001.

After all of the Partnership's assets have been converted to cash, such cash will be disbursed as follows:

-    Liquidate all known Partnership liabilities.

- Transfer $263,000 to the general partner to pay for post-dissolution activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete such other tasks as are necessary to conclude the Partnership's affairs.

- Fund a $240,000 reserve to provide for any unasserted claims that might arise from operations or the final wrap up of the Partnership.

-    Distribute all remaining cash to the Limited Partners.

At such time as the appropriate statutes-of-limitation have expired, any remaining portion of the $240,000 reserve, will be returned to the investors who are Limited Partners of record on the date the Partnership is dissolved. This is not expected to occur for several years.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Financial Statements:                                                                                   Page(s)
                                                                                                                -------
     Independent Auditors' Report                                                                                11-12

     Balance Sheets
         In Total for All Classes

         of Limited Partners at December 31,
         2000 and 1999                                                                                             13

         By Class of Limited Partner

           December 31, 2000                                                                                       14

           December 31, 1999                                                                                       15

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2000, 1999 and 1998                                                                                       16

         By Class of Limited Partner for the years ended
           December 31, 2000                                                                                       17

           December 31, 1999                                                                                       18

           December 31, 1998                                                                                       19

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         2000, 1999 and 1998                                                                                       20

     Statements of Cash Flows

         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2000, 1999 and 1998                                                                                       21

         By Class of Limited Partner for the years ended
           December 31, 2000                                                                                       22

           December 31, 1999                                                                                       23

           December 31, 1998                                                                                       24

     Notes to Financial Statements                                                                                25-31

                          INDEPENDENT AUDITORS' REPORT


The Partners of Datronic
Equipment Income Fund XVI, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVI, L.P. ("the Partnership") as of December 31, 2000 and 1999 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2000 and 1999, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 2000 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 11 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As discussed in Note 1, the Partnership has been in its Liquidating Phase since 1993. The general partner of the Partnerships expects the Liquidating Phase to be completed in mid-2001, at which time the Partnership will be dissolved.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 26, 2001

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                             December 31,
                                                                             ------------
                                                                       2000                 1999
                                                                       ----                 ----
ASSETS
Cash and cash equivalents                                           $1,644,510           $2,253,140
Residual lease balances                                                      -                    -
Diverted assets, net                                                   135,175              207,594
Investment in foreclosed
  properties, net                                                            -              737,791
Other assets, net                                                            -                    -
                                                                    ----------           ----------
                                                                    $1,779,685           $3,198,525
                                                                    ==========           ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                              $3,092              $10,539
Lessee rental deposits                                                       -                    -
Accrued post-dissolution
  expenses                                                             263,000                    -
                                                                    ----------           ----------
    Total liabilities                                                  266,092               10,539

Total partners' equity                                               1,513,593            3,187,986
                                                                    ----------           ----------
                                                                    $1,779,685           $3,198,525
                                                                    ==========           ==========

                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                                                    December 31, 2000
                                                                                    -----------------
                                                            Liquidating Limited     Continuing Limited
                                                                 Partners                Partners              Total
                                                                 --------                --------              -----
ASSETS
Cash and cash equivalents                                        $637,111             $1,007,399          $1,644,510
Residual lease balances                                                 -                      -                   -
Diverted assets, net                                               51,691                 83,484             135,175
Other assets, net                                                       -                      -                   -
                                                                 --------             -----------         ----------
                                                                 $688,802             $1,090,883          $1,779,685
                                                                 ========             ==========          ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                           $905                 $2,187              $3,092
Accrued post-dissolution
   expenses                                                       100,571                162,429             263,000
                                                                 --------             -----------         ----------
    Total liabilities                                             101,476                164,616             266,092

Total partners' equity                                            587,326                926,267           1,513,593
                                                                 --------             -----------         ----------
                                                                 $688,802             $1,090,883          $1,779,685
                                                                 ========             ==========          ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                                     December 31, 1999
                                                 ------------------------------------------------------
                                                   Liquidating           Continuing
                                                    Limited               Limited
                                                    Partners              Partners               Total
                                                    --------              --------               -----
ASSETS
Cash and cash equivalents                         $  837,755            $1,415,385            $2,253,140
Residual lease balances                                   --                    --                    --
Diverted assets, net                                  79,384               128,210               207,594
Investment in foreclosed
  properties, net                                    282,131               455,660               737,791
Other assets, net                                         --                    --                    --
                                                  ----------            ----------            ----------
                                                  $1,199,270            $1,999,255            $3,198,525
                                                  ==========            ==========            ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                        $    3,438            $    7,101            $   10,539
                                                  ----------            ----------            ----------
    Total liabilities                                  3,438                 7,101                10,539

Total partners' equity                             1,195,832             1,992,154             3,187,986
                                                  ----------            ----------            ----------
                                                  $1,199,270            $1,999,255            $3,198,525
                                                  ==========            ==========            ==========

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                        For the years ended December 31,
                                                        --------------------------------
                                                2000                   1999                1998
                                                ----                   ----                ----
Revenue:
  Lease income                              $      58             $  34,526             $  22,952
  Litigation proceeds                              --                    --               381,020
  Recovery of Datronic assets                      --                    --                53,250
  Gain on sale of foreclosed
     property                                 342,657                    --                    --
  Interest income                              99,534               110,865               122,074
                                            ---------             ---------             ---------
                                              442,249               145,391               579,296
                                            ---------             ---------             ---------
Expenses:
  General Partner's expense
    reimbursement                             583,425               490,191               476,091
  Professional fees - litigation               12,385                14,827               372,467
  Professional fees - other                    51,770                89,545               157,052
  Other operating expenses                     66,729               253,451                44,874
  Credit for lease losses                     (10,379)             (182,303)             (109,663)
  Provision for post-dissolution
    expenses                                  263,000                    --                    --
                                            ---------             ---------             ---------
                                              966,930               665,711               940,821
                                            ---------             ---------             ---------
Net loss                                    $(524,681)            $(520,320)            $(361,525)
                                            =========             =========             =========
Net loss - General Partner                     (5,246)               (5,203)            $  (3,616)
                                            =========             =========             =========
Net loss - Limited Partners                 $(519,435)            $(515,117)            $(357,909)
                                            =========             =========             =========

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                               Liquidating          Continuing
                                               Limited               Limited
                                               Partners              Partners                Total
                                               --------              --------                -----
Revenue:
  Lease income                                $      --             $      58             $      58
  Gain on sale of foreclosed
     property                                   131,032               211,625               342,657
  Interest income                                37,985                61,549                99,534
                                              ---------             ---------             ---------
                                                169,017               273,232               442,249
                                              ---------             ---------             ---------
Expenses:
  General Partner's expense
    reimbursement                             $ 223,102             $ 360,323             $ 583,425
  Professional fees - litigation                  4,736                 7,649                12,385
  Professional fees - other                      19,797                31,973                51,770
  Other operating expenses                       25,515                41,214                66,729
  Credit for lease losses                        (3,969)               (6,410)              (10,379)
  Provision for post-dissolution
    expenses                                    100,571               162,429               263,000
                                              ---------             ---------             ---------
                                                369,752               597,178               966,930
                                              ---------             ---------             ---------
Net loss                                      $(200,735)            $(323,946)            $(524,681)
                                              =========             =========             =========
Net loss - General Partner                    $  (2,007)            $  (3,239)            $  (5,246)
                                              =========             =========             =========
Net loss - Limited Partners                   $(198,728)            $(320,707)            $(519,435)
                                              =========             =========             =========
Net loss per limited
  partnership unit                            $   (5.20)            $   (5.20)
                                              =========             =========
Weighted average number of limited
  partnership units outstanding                  38,197                61,696
                                              =========             =========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                              Liquidating           Continuing
                                               Limited               Limited
                                               Partners              Partners                Total
                                               --------              --------                -----
Revenue:
  Lease income                                $  13,016             $  21,510             $  34,526
  Interest income                                39,628                71,237               110,865
                                              ---------             ---------             ---------
                                                 52,644                92,747               145,391
                                              ---------             ---------             ---------
Expenses:
  General Partner's expense
    reimbursement                             $ 187,387             $ 302,804             $ 490,191
  Professional fees - litigation                  5,670                 9,157                14,827
  Professional fees - other                      34,242                55,303                89,545
  Other operating expenses                       96,904               156,547               253,451
  Credit for lease losses                       (67,650)             (114,653)             (182,303)
                                              ---------             ---------             ---------
                                                256,553               409,158               665,711
                                              ---------             ---------             ---------
Net loss                                      $(203,909)            $(316,411)            $(520,320)
                                              =========             =========             =========
Net loss - General Partner                       (2,039)            $  (3,164)            $  (5,203)
                                              =========             =========             =========
Net loss - Limited Partners                   $(201,870)            $(313,247)            $(515,117)
                                              =========             =========             =========
Net loss per limited
  partnership unit                            $   (5.28)            $   (5.08)
                                              =========             =========
Weighted average number of limited
  partnership units outstanding                  38,197                61,696
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 2000


                                             General               Liquidating           Continuing                  Total
                                             Partner's              Limited                Limited                  Partners'
                                              Equity            Partners' Equity        Partners' Equity             Equity
                                              ------            ----------------        ----------------             ------
Balance, December 31, 1997                $        --             $ 1,731,009             $ 3,212,274             $ 4,943,283

  Net loss                                     (3,616)               (146,580)               (211,329)               (361,525)
  Allocation of General
    Partner's Equity                            3,616                  (1,481)                 (2,135)                     --
                                          -----------             -----------             ----------               ----------
Balance, December 31, 1998                         --               1,582,948               2,998,810               4,581,758
                                          -----------             -----------             ----------               ----------
  Distributions to partners                        --                (183,207)               (690,245)               (873,452)
  Net loss                                     (5,203)               (201,870)               (313,247)               (520,320)
  Allocation of General
    Partner's Equity                            5,203                  (2,039)                 (3,164)                     --
                                          -----------             -----------             ----------               ----------
Balance, December 31, 1999                         --               1,195,832               1,992,154               3,187,986
                                          -----------             -----------             ----------               ----------
  Distributions to partners                        --                (407,771)               (741,941)             (1,149,712)
  Net loss                                     (5,246)               (198,728)               (320,707)               (524,681)
  Allocation of General
    Partner's Equity                            5,246                  (2,007)                 (3,239)                     --
                                          -----------             -----------             ----------               ----------
Balance, December 31, 2000                $        --             $   587,326             $   926,267             $ 1,513,593
                                          ===========             ===========             ===========             ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                   For the years ended December 31,
                                                  -------------------------------------------------------------
                                                      2000                     1999                   1998
                                                  -------------           ------------            -------------
Cash flows from operating activities:
  Net loss                                        $  (524,681)            $  (520,320)            $  (361,525)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of foreclosed
      property                                       (342,657)                     --                      --
    Credit for lease losses                           (10,379)               (182,303)               (109,663)
    Provision for post-dissolution
      expenses                                        263,000                      --                      --
    Changes in assets and liabilities:
      Judgment receivable, net                             --                  66,646                 (66,646)
      Accounts payable and
        accrued expenses                               (7,447)                (94,578)                (40,240)
      Lessee rental deposits                               --                 (10,819)                 (3,054)
                                                  -----------             -----------             -----------
                                                     (622,164)               (741,374)               (581,128)
                                                  -----------             -----------             -----------
Cash flows from investing activities:
  Principal collections on leases                      10,379                 182,303                 109,663
  Distribution of Diverted assets                      72,419                      --                 194,079
  Investment in foreclosed properties               1,080,448                 675,028                 501,737
                                                  -----------             -----------             -----------
                                                    1,163,246                 857,331                 805,479
                                                  -----------             -----------             -----------
Cash flows from financing activities:
  Distributions to Limited Partners                (1,149,712)               (873,452)                     --
                                                  -----------             -----------             -----------
                                                   (1,149,712)               (873,452)                     --
                                                  -----------             -----------             -----------

Net increase (decrease) in cash and
  cash equivalents                                   (608,630)               (757,495)                224,351
Cash and cash equivalents:
  Beginning of year                                 2,253,140               3,010,635               2,786,284
                                                  -----------             -----------             -----------
  End of year                                     $ 1,644,510             $ 2,253,140             $ 3,010,635
                                                  ===========             ===========             ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                                    Liquidating            Continuing
                                                     Limited                Limited
                                                     Partners               Partners                  Total
                                                     --------               --------                  -----
Cash flows from operating activities:

  Net loss                                        $  (200,735)            $  (323,946)            $  (524,681)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of foreclosed
      property                                       (131,032)               (211,625)               (342,657)
    Credit for lease losses                            (3,969)                 (6,410)                (10,379)
    Provision for post-dissolution
      expenses                                        100,571                 162,429                 263,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                               (2,533)                 (4,914)                 (7,447)
                                                  -----------             -----------             -----------
                                                     (237,698)               (384,466)               (622,164)
                                                  -----------             -----------             -----------
Cash flows from investing activities:
  Principal collections on leases                       3,969                   6,410                  10,379
  Distribution of Diverted and other
    assets                                             27,693                  44,726                  72,419
  Proceeds from foreclosed properties                 413,163                 667,285               1,080,448
                                                  -----------             -----------             -----------
                                                      444,825                 718,421               1,163,246
                                                  -----------             -----------             -----------
Cash flows from financing activities:
  Distributions to Limited Partners                  (407,771)               (741,941)             (1,149,712)
                                                  -----------             -----------             -----------
                                                     (407,771)               (741,941)             (1,149,712)
                                                  -----------             -----------             -----------
Net decrease in cash and
  cash equivalents                                   (200,644)               (407,986)               (608,630)
Cash and cash equivalents:
  Beginning of year                                   837,755               1,415,385               2,253,140
                                                  -----------             -----------             -----------
  End of year                                     $   637,111             $ 1,007,399             $ 1,644,510
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
                                                  ===========             ===========             ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                                   Liquidating              Continuing
                                                     Limited                 Limited
                                                     Partners                Partners                  Total
                                                     --------                --------                  -----
Cash flows from operating activities:

  Net loss                                        $  (148,061)            $  (213,464)            $  (361,525)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                           (36,896)                (72,767)               (109,663)
    Changes in assets and liabilities:
      Judgment receivable, net                        (25,485)                (41,161)                (66,646)
      Accounts payable and
        accrued expenses                              (14,876)                (25,364)                (40,240)
      Lessee rental deposits                           (1,081)                 (1,973)                 (3,054)
                                                  -----------             -----------             -----------
                                                     (226,399)               (354,729)               (581,128)
                                                  -----------             -----------             -----------
Cash flows from investing activities:
  Principal collections on leases                      36,896                  72,767                 109,663
  Distribution of Diverted assets                      74,215                 119,864                 194,079
  Investment in foreclosed properties                 191,864                 309,873                 501,737
                                                  -----------             -----------             -----------
                                                      302,975                 502,504                 805,479
                                                  -----------             -----------             -----------

Net increase in cash and
  cash equivalents                                     76,576                 147,775                 224,351
Cash and cash equivalents:
  Beginning of year                                   903,609               1,882,675               2,786,284
                                                  -----------             -----------             -----------
  End of year                                     $   980,185             $ 2,030,450             $ 3,010,635
                                                  ===========             ===========             ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P.

In March 1993, Lease Resolution Corporation ("LRC") replaced DRC as general partner pursuant to a partial legal settlement that arose out of allegations that DRC, its president, and others had misappropriated and commingled funds from the Partnerships. Certain assets in the accompanying balance sheet (collectively referred to as "Diverted Assets") represent the remaining assets that were recovered from such misappropriated funds. See Notes 5 and 8.

Since August 3, 1993, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 11). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2000 and 1999, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2000 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 2000, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $3.04 per Unit higher than the Class B Limited Partners because Class C Limited Partners did not participate in the Ventre class action.

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

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying balance sheet as of December 31, 2000 includes an accrual for estimated post-dissolution expenses (see Note 9).

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 3 - RESIDUAL LEASE BALANCES:

Residual lease balances as of December 31, 2000 and 1999 consist of the Partnership's interest in $193,949 and $218,292, respectively, of leases, less the loss allowances summarized below.

                                                   Liquidating            Continuing
                                                     Limited                Limited
  Loss Allowances                                   Partners               Partners                 Total
  ---------------                                  ----------             ----------             ----------
  Balance at December 31, 1997                      $  279,329           $   471,039            $   750,368
  Recoveries                                           (36,896)              (72,767)              (109,663)
  Write-offs                                           (21,886)              (35,603)               (57,489)
                                                   -----------           -----------            -----------

  Balance at December 31, 1998                         220,547               362,669                583,216
  Recoveries                                           (67,650)             (114,653)              (182,303)
  Write-offs                                           (69,486)             (113,135)              (182,621)
                                                   -----------           -----------            -----------

  Balance at December 31, 1999                          83,411               134,881                218,292
  Recoveries                                            (3,969)               (6,410)               (10,379)
  Write-offs                                            (5,276)               (8,688)               (13,964)
                                                   -----------           -----------            -----------

  Balance at December 31, 2000                     $    74,166           $   119,783            $   193,949
                                                   ===========           ===========            ===========

NOTE 4 -  INVESTMENT IN FORECLOSED PROPERTY:

The remaining foreclosed property was sold in April 2000 for $1,150,000 resulting in net proceeds, after payment of commissions and other selling expenses, of $1,080,000 to the Partnership. This property had a net book value at the time of sale of $738,000. The gain on sale of $342,000 is included in the Statement of Revenue and Expenses.

NOTE 5 - DIVERTED ASSETS:

Diverted Assets consist of the Partnership's 4.8% interest in the Southwick office building, a seven-story structure located in Schaumburg, Illinois and $1.4 million of cash generated primarily from the building's operations. The Partnership's remaining net book basis in the Diverted Assets represents its share of the building's net realizable value as of March 1993 (the date the building was acquired), less cash distributions paid to the Partnerships from building operations. Cash distributions to the Partnerships during the three years ended December 31, 2000 totaled $5.50 million (Partnership's share $266,000).

The building is listed for sale for $15.5 million. While the actual amount to be realized from the sale cannot be determined until it is

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

sold, the Partnership will realize a substantial gain. The general partner expects that the building will be sold during the second quarter of 2001.

NOTE 6 - OTHER ASSETS:

Other assets consist of the Partnership's share of fully reserved, residual cash held by nominee companies for the benefit of the Partnership. The Partnership's share of this residual cash totals $3,000. Any cash that remains after payments of expenses will be distributed to the Partnership.

NOTE 7 - PARTNERS' EQUITY:

Average distributions per unit to the Limited Partners for the years 2000, 1999 and 1998 were:

                                2000          1999          1998
                              -------        ------        -----
                  Class A     $ 10.68       $  4.80       $   -
                  Class B     $ 12.02       $ 11.18       $   -
                  Class C     $ 13.00       $ 15.06       $   -

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accounts.

The Partnership began its Liquidating Phase on August 3, 1993. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 11).

At December 31, 2000, 1999 and 1998, there were 38,197 Class A Units, 61,569 Class B Units, 127 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 2000 are:

                                                      Funds                    Cumulative
                                                      Raised                  Distributions
                                                      ------                  -------------
                  Class A                          $19,098,500                $15,751,186
                  Class B                           30,784,500                 25,666,921
                  Class C                               63,500                     54,399
                                                   -----------                -----------
                  Total                            $49,946,500                $41,472,506
                                                   ===========                ===========

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 8 - LITIGATION:

As of December 31, 2000, there were no pending legal actions that would have any material effect on the Partnership's financial position or results of operations.

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from other defendants in the Ventre action and the appraised value of the Southwick office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building.

During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

NOTE 9 - ACCRUED POST-DISSOLUTION EXPENSES

As of December 31, 2000, the Partnership recorded a $263,000 accrual for post-dissolution expense. These expenses include anticipated salaries for employees of the general partner who will implement the dissolution, professional fees, long-term storage costs for legal and business records, and other costs related to the dissolution process. The Partnership will fund these costs prior to its last day of business, which is expected to occur in mid-2001. The expenses associated with this accrual are included in the 2000 Statement of Revenue and Expenses as "Provision for post-dissolution expenses".

NOTE 10 - PARTNERSHIP MANAGEMENT:

LRC directly manages the day-to-day operations of the Datronic Partnerships. The cost of these services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 11) and are included in "General Partner's expense reimbursement".

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


General Partner's expense reimbursement for 1998 and 1999 also includes consulting fees paid to two of the principals of New Era Funding, the Partnership's management company prior to July 1996. Each principal was paid $200,000 a year through March 31, 1999, when the consulting agreements expired. These fees were allocated to each of the Partnerships based on the relative level of services performed for each.

NOTE 11 - PARTNERSHIP AGREEMENT:

Since 1993 there have been three classes of Limited Partners as described below.

Class A Limited Partners

This class elected to begin liquidating their interest in the Partnership effective March 4, 1993 and constitutes the Liquidating Limited Partners. Accordingly, this class did not participate in any investment activities made after March 4, 1993.

Class B & C Limited Partners

These classes elected not to begin liquidation of their interest in the Partnership as of March 4, 1993 and constitute the Continuing Limited Partners. Accordingly, available cash in excess of that required to pay distributions was reinvested in equipment and equipment leases ("New Investments") and temporary investments on their behalf. The only difference between Class B and C Limited Partners is that Class C Limited Partners did not participate in the Ventre class action.

Effective August 3, 1993, the Partnership entered its Liquidating Phase whereby it ceased making New Investments and the General Partner began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements will be distributed to the partners as described below.

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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


The Amended Partnership Agreement provides for the General Partner to receive reimbursement for expenses incurred. These reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 2000 for expense reimbursements:

                            Total expense              Partnership's
     Year                   Reimbursement                  Share
     ----                   -------------              ---------------
     1998                    $4,079,994                  $476,091
     1999                    $4,057,634                  $490,191
     2000                    $4,485,939                  $583,425

Payments for 2000 includes $1.3 million (Partnership's share $151,000) of insurance premiums associated with the final wrap up of the Partnership affairs and its dissolution.

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 2000.

                                                                       Liquidating         Continuing
                                                     General              Limited           Limited
                                                     Partner              Partner           Partner           Total
                                                    ---------           -----------        ----------        --------
Net loss per accompanying
  statements                                        $ (5,246)         $(198,728)         $(320,707)       $ (524,681)
Provision for loss on
  foreclosed properties                               (6,748)          (255,457)          (412,616)         (674,821)
Provision for recovery of
  Diverted and other assets                              468             17,703             28,593            46,764

Other, net                                             2,378             90,203            145,190           237,771
                                                    --------          ---------         ----------        ----------
Loss for Federal income
  tax purposes in total                             $ (9,148)         $(346,279)         $(559,540)       $(914,967)
                                                    ========          =========          =========        =========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 for the sole purpose of acting as the general partner for each of the Datronic Partnerships and became general partner in 1993. LRC has a nominal net worth.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                  Director
      Name                                  Position and Office                              Age
------------------                        --------------------------                       -------
Donald D. Torisky                        Chairman of the Board and
                                         Chief Executive Officer                             62

Arthur M. Mintz                          Vice-Chairman and General Counsel                   64

Jeffrey T. McReynolds                    Vice President, Chief Financial
                                         Officer, Secretary and Director                     46

Scott E. Newlund                         Vice President and Director                         48


Mr. Torisky has served as Chairman, Chief Executive Officer and President of LRC since its inception in 1992 to the present. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked for the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Mr. Mintz has served as Vice Chairman and General Counsel of LRC since its inception in 1992 to the present. Through early 2000 Mr. Mintz was also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Mr. McReynolds has served as Vice President, Chief Financial Officer, Secretary and board member of LRC since June 2000. Previously, since March of 1993 he served as Vice President and Controller of LRC. He served as controller of Datronic Rental Corporation from 1991 to April 1993. Prior to June 1991, Mr. McReynolds served as Chief Financial Officer of Morgan Marshall Industries during 1990 and 1991 and held a variety of financial management positions with Storage Technology Corporation and Price Waterhouse since 1976. Mr. McReynolds graduated from the University of Massachusetts in 1976 with a B.B.A., is a certified public accountant and is a past president of the Financial Executives Institute - Chicago Chapter.

Mr. Newlund has served as Vice President of Lease Resolution from January 1998 to the present and board member since June 2000. He served as President of Personal Computer Rental Corporation from April 1997 to December 1997. Mr. Newlund served as Vice President of Operations of LRC from March 1993 to April 1997. Mr. Newlund was Vice President of Ameritech Credit Corporation in Rolling Meadows, Illinois from August 1985 to February 1993.

Any change in the compensation of a director of LRC must be approved by the other three non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 11 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 2000 was as follows:

     Chairman of the
     Board and Chief                                                                                All Other
     Executive Officer       Salary                               Bonus                           Compensation(b)
     -----------------       ------                               -----                           ------------
     Donald D. Torisky      $518,370                            $55,000                              3,400(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 2000.

(b) Information concerning Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements was 13.01%.

The compensation of the other four highest compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Notes 10 and 11 to the Partnership's financial statements included in Item 8.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      (1)  Financial Statements

           See index to Financial Statements included in Item 8 of this report.

      (2)  Financial Statement Schedules
           None.

      (3)  Exhibits
           None.

 (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2001.

                  DATRONIC EQUIPMENT INCOME FUND XVI, L.P.

March 28, 2001  By: Lease Resolution Corporation,
                     General Partner

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

By:   /s/ Jeffrey T. McReynolds                                  March 28, 2001
     ------------------------------
     Jeffrey T. McReynolds
     Director, Chief Financial Officer,
     (and Principal Accounting Officer)
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.

By:   /s/ Arthur M. Mintz                                        March 28, 2001
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.

By:   /s/ Scott E. Newlund                                       March 28, 2001
     ------------------------------
     Scott E. Newlund
     Director
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.

By:   /s/ Donald D. Torisky                                      March 28, 2001
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVI, L.P.