Form 10-Q
period 2001-03-31
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2001-05-15
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                          ----------------------------



For the Quarter Ended
    March 31, 2001                               Commission File Number  0-16764
---------------------                            -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                           36-3535958
----------------                                    ----------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                                          Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
 Address of principal                                      City, State, Zip Code
 executive offices

Registrant's telephone number:                                    (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2001 (unaudited)                                         3

      December 31, 2000                                                  4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2001                          5

      For the three months ended March 31, 2000                          6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2001
         (unaudited)                                                     7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2001                          8

      For the three months ended March 31, 2000                          9

    Notes to Financial Statements (unaudited)                           10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                         12

PART II - OTHER INFORMATION

Items 1-6.                                                              13

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)



                                       Liquidating    Continuing
                                         Limited       Limited
                                         Partners       Partners        Total
                                       -----------    -----------    -----------
ASSETS

Cash and cash equivalents               $ 600,445     $   948,241    $ 1,548,686
Residual lease balances                       -               -              -
Diverted assets, net                       51,691          83,484        135,175
Other assets, net                               -               -              -
                                        ---------     -----------    -----------

                                        $ 652,136     $ 1,031,725    $ 1,683,861
                                        =========     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $     639     $     1,759    $     2,398
Accrued post-dissolution
  expenses                                100,571         162,429        263,000
                                        ---------     -----------    -----------

    Total liabilities                     101,210         164,188        265,398

Total partners' equity                    550,926         867,537      1,418,463
                                        ---------     -----------    -----------

                                        $ 652,136     $ 1,031,725    $ 1,683,861
                                        =========     ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                       Liquidating    Continuing
                                         Limited       Limited
                                         Partners       Partners        Total
                                       -----------    -----------    -----------
ASSETS

Cash and cash equivalents              $ 637,111      $ 1,007,399    $ 1,644,510
Residual lease balances                      -                -              -
Diverted assets, net                      51,691           83,484        135,175
Other assets, net                              -                -              -
                                       ---------      -----------    -----------

                                       $ 688,802      $ 1,090,883    $ 1,779,685
                                       =========      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $     905      $     2,187    $     3,092
Accrued post-dissolution
  expenses                               100,571          162,429        263,000
                                       ---------      -----------    -----------

    Total liabilities                    101,476          164,616        266,092

Total partners' equity                   587,326          926,267      1,513,593
                                       ---------      -----------    -----------

                                       $ 688,802      $ 1,090,883    $ 1,779,685
                                       =========      ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 2001
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                         Partners       Partners       Total
                                       -----------    -----------   -----------
Revenue:
  Interest income                      $     5,041    $     8,199   $    13,240
                                       -----------    -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                      $    36,017    $    58,169   $    94,186
  Professional fees                          2,690          4,345         7,035
  Other operating expenses                   3,172          5,122         8,294
  Credit for lease losses                     (438)          (707)       (1,145)
                                       -----------    -----------   -----------

                                            41,441         66,929       108,370
                                       -----------    -----------   -----------

Net loss                               $   (36,400)   $   (58,730)  $   (95,130)
                                       ===========    ===========   ===========

Net loss - General Partner             $      (364)   $      (587)  $      (951)
                                       ===========    ===========   ===========

Net loss - Limited Partners            $   (36,036)   $   (58,143)  $   (94,179)
                                       ===========    ===========   ===========

Net loss per limited
  partnership unit                     $     (0.94)   $     (0.94)
                                       ===========    ===========

Weighted average number of limited
  partnership units outstanding             38,197         61,696
                                       ===========    ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 2000
                                  (Unaudited)


                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners        Total
                                       -----------    ----------     ----------
Revenue:
  Interest income                      $    8,814     $   14,235     $   23,049
                                       ----------     ----------     ----------

                                            8,814         14,235         23,049
                                       ----------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                      $  108,713     $  175,579     $  284,292
  Professional fees                         7,228         11,673         18,901
  Other operating expenses                 13,208         21,337         34,545
  Credit for lease losses                  (2,027)        (3,274)        (5,301)
                                       ----------     ----------     ----------

                                          127,122        205,315        332,437
                                       ----------     ----------     ----------

Net loss                               $ (118,308)    $ (191,080)    $ (309,388)
                                       ==========     ==========     ==========

Net loss - General Partner             $   (1,183)    $   (1,911)    $   (3,094)
                                       ==========     ==========     ==========

Net loss - Limited Partners            $ (117,125)    $ (189,169)    $ (306,294)
                                       ==========     ==========     ==========

Net loss per limited
  partnership unit                     $    (3.07)    $    (3.07)
                                       ==========     ==========

Weighted average number of limited
  partnership units outstanding            38,197         61,696
                                       ==========     ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                          Liquidating  Continuing
                                General     Limited      Limited       Total
                               Partner's   Partners'    Partners'     Partners'
                                Equity      Equity       Equity        Equity
                               ---------  -----------  -----------  -----------

Balance, December 31, 2000 *    $  -       $ 587,326    $ 926,267   $ 1,513,593

  Net loss                       (951)       (36,036)     (58,143)      (95,130)
  Allocation of General
    Partner's Equity              951           (364)        (587)            -
                                -----      ---------    ---------   -----------

Balance, March 31, 2001         $  -       $ 550,926    $ 867,537   $ 1,418,463
                                =====      =========    =========   ===========


* Balances are net of $48,394 and $87,078 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                          Partners      Partners      Total
                                         -----------   ----------   -----------
Cash flows from operating activities:
  Net loss                               $ (36,400)    $  (58,730)  $   (95,130)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (438)          (707)       (1,145)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (266)          (428)         (694)
                                         ----------    ----------   -----------
                                           (37,104)       (59,865)      (96,969)
                                         ----------    ----------   -----------

Cash flows from investing activities:
  Principal collections on leases              438            707         1,145
                                         ----------    ----------   -----------

Net decrease in cash and
  cash equivalents                         (36,666)       (59,158)      (95,824)
Cash and cash equivalents:
  Beginning of year                        637,111      1,007,399     1,644,510
                                         ----------    ----------   -----------
  End of first quarter                   $ 600,445     $  948,241   $ 1,548,686
                                         ==========    ==========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 2000
                                  (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                          Partners      Partners       Total
                                         -----------   ----------    ----------
Cash flows from operating activities:
  Net loss                               $ (118,308)   $ (191,080)   $ (309,388)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (2,027)       (3,274)       (5,301)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      1,512         2,446         3,958
                                         ----------    ----------    ----------
                                           (118,823)     (191,908)     (310,731)
                                         ----------    ----------    ----------

Cash flows from investing activities:
  Principal collections on leases             2,027         3,274         5,301
  Distribution of Diverted assets            27,693        44,726        72,419
                                         ----------    ----------    ----------
                                             29,720        48,000        77,720
                                         ----------    ----------    ----------

Net decrease in cash and
  cash equivalents                          (89,103)     (143,908)     (233,011)
Cash and cash equivalents:
  Beginning of year                         837,755     1,415,385     2,253,140
                                         ----------    ----------    ----------
  End of first quarter                   $  748,652    $1,271,477    $2,020,129
                                         ==========    ==========    ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)




NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVI, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 21, 1987 for the purpose of acquiring and leasing equipment. See Notes 5, 8, and 11 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since August 3, 1993, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 2000 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through March 31, 2001. The discussion and analysis of results of operations is for the three month period ended March 31, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2001, Partnership cash and cash equivalents decreased by $96,000 primarily due to cash used to pay operating expenses.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 5 to the Partnership's financial statements included in Item 8). The Partnership's 4.8% interest in the Southwick office building has a book value of $135,000. The general partner has entered into a contract to sell the building for $15 million. The general partner estimates that total costs associated with this transaction will approximate 10% or $1.5 million ($450,000 for real estate commissions, approximately $600,000 for real estate tax prorations and approximately
$450,000 for other costs customarily paid by the seller in a commercial real estate transaction). Net proceeds of approximately $13.5 million along with an additional $1.4 million held by DRC Partnership Fund, Inc. will be distributed to the Partnerships as soon as practicable after the transaction closes. The general partner expects this to occur no later than December 31, 2001. The Partnership's 4.8% share is $652,000. This transaction currently is scheduled to close in early June.

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

Results of Operations

The Partnership had a net loss of $95,000 for the three months ended March 31, 2001 which is $214,000 less than the loss for the three months ended March 31, 2000. This difference is mostly due to the $151,000 insurance premium that was included in the General Partner's expense reimbursement during the first quarter of 2000 which provides coverage through the final dissolution of the Partnership.

All other income and expense categories have decreased compared to the first quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2001.





            DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVI, L.P.



       By:  /s/JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVI, L.P.