Form 10-Q
period 2001-06-30
DATRONIC EQUIPMENT INCOME FUND XVI L P
filed 2001-08-14
CIK 814323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              --------------------



For the Quarter Ended
    June 30, 2001                               Commission File Number  0-16764
---------------------                           --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                  36-3535958
----------------                                  ----------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                              Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
 Address of principal                                   City, State, Zip Code
 executive offices

Registrant's telephone number:                              (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2001 (unaudited)                                                3

      December 31, 2000                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2001                                 5

      For the three months ended June 30, 2000                                 6

          For the six months ended June 30, 2001                               7

          For the six months ended June 30, 2000                               8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2001
         (unaudited)                                                           9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2001                                  10

      For the six months ended June 30, 2000                                  11

    Notes to Financial Statements (unaudited)                            12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               15

PART II - OTHER INFORMATION

Items 1-6.                                                                    16

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                  June 30, 2001
                                   (Unaudited)


                                   Liquidating  Continuing
                                     Limited      Limited
                                     Partners     Partners      Total
                                   -----------  ----------   ----------
ASSETS

Cash and cash equivalents          $  856,552   $1,361,908   $2,218,460
Residual lease balances                    --           --           --
Other assets, net                          --           --           --
                                   ----------   ----------   ----------

                                   $  856,552   $1,361,908   $2,218,460
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $      212   $    1,068   $    1,280
Accrued post-dissolution
  expenses                            100,571      162,429      263,000
                                   ----------   ----------   ----------

     Total liabilities                100,783      163,497      264,280

Total partners' equity                755,769    1,198,411    1,954,180
                                   ----------   ----------   ----------

                                   $  856,552   $1,361,908   $2,218,460
                                   ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                                 BALANCE SHEETS
                                December 31, 2000


                                   Liquidating  Continuing
                                     Limited      Limited
                                     Partners     Partners      Total
                                   -----------  ----------   ----------
ASSETS

Cash and cash equivalents          $  637,111   $1,007,399   $1,644,510
Residual lease balances                    --           --           --
Diverted assets, net                   51,691       83,484      135,175
Other assets, net                          --           --           --
                                   ----------   ----------   ----------

                                   $  688,802   $1,090,883   $1,779,685
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $      905   $    2,187   $    3,092
Accrued post-dissolution
  expenses                            100,571      162,429      263,000
                                   ----------   ----------   ----------

     Total liabilities                101,476      164,616      266,092

Total partners' equity                587,326      926,267    1,513,593
                                   ----------   ----------   ----------

                                   $  688,802   $1,090,883   $1,779,685
                                   ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2001
                                   (Unaudited)

                                    Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                    -----------  ----------   ----------

Revenue:
  Lease income                       $      38    $     159    $     197
  Interest income                        3,303        5,278        8,581
  Gain on sale of Diverted assets      242,946      392,372      635,318
                                     ---------    ---------    ---------

                                       246,287      397,809      644,096
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       35,963       58,084       94,047
  Professional fees                      4,923        7,951       12,874
  Other operating expenses               1,234        1,993        3,227
  Credit for lease losses                 (676)      (1,093)      (1,769)
                                     ---------    ---------    ---------

                                        41,444       66,935      108,379
                                     ---------    ---------    ---------

Net income                           $ 204,843    $ 330,874    $ 535,717
                                     =========    =========    =========

Net income - General Partner         $   2,048    $   3,309    $   5,357
                                     =========    =========    =========

Net income - Limited Partners        $ 202,795    $ 327,565    $ 530,360
                                     =========    =========    =========

Net income per limited
  partnership unit                   $    5.31    $    5.31
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)

                                    Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                    -----------  ----------   ----------

Revenue:

  Interest income                    $  14,479    $  23,385    $  37,864
  Gain on sale of foreclosed
    property                           131,032      211,625      342,657
                                     ---------    ---------    ---------

                                       145,511      235,010      380,521
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       54,920       88,699      143,619
  Professional fees                      7,993       12,910       20,903
  Other operating expenses               9,023       14,574       23,597
  Credit for lease losses                 (630)      (1,018)      (1,648)
                                     ---------    ---------    ---------

                                        71,306      115,165      186,471
                                     ---------    ---------    ---------

Net income                           $  74,205    $ 119,845    $ 194,050
                                     =========    =========    =========

Net income - General Partner         $     742    $   1,198    $   1,940
                                     =========    =========    =========

Net income - Limited Partners        $  73,463    $ 118,647    $ 192,110
                                     =========    =========    =========

Net income per limited
   partnership unit                  $    1.92    $    1.92
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        38,197       61,696
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2001
                                   (Unaudited)

                                    Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                    -----------  ----------   ----------

Revenue:
  Lease income                       $      38    $     159    $     197
  Interest income                        8,344       13,477       21,821
  Gain on sale of Diverted assets      242,946      392,372      635,318
                                     ---------    ---------    ---------

                                       251,328      406,008      657,336
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       71,980      116,253      188,233
  Professional fees                      7,613       12,296       19,909
  Other operating expenses               4,406        7,115       11,521
  Credit for lease losses               (1,114)      (1,800)      (2,914)
                                     ---------    ---------    ---------

                                        82,885      133,864      216,749
                                     ---------    ---------    ---------

Net income                           $ 168,443    $ 272,144    $ 440,587
                                     =========    =========    =========

Net income - General Partner         $   1,684    $   2,721    $   4,405
                                     =========    =========    =========

Net income - Limited Partners        $ 166,759    $ 269,423    $ 436,182
                                     =========    =========    =========

Net income per limited
  partnership unit                   $    4.37    $    4.37
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         38,197       61,696
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)

                                    Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                    -----------  ----------   ----------

Revenue:
  Interest income                    $  23,293    $  37,620    $  60,913
  Gain on sale of foreclosed
    property                           131,032      211,625      342,657
                                     ---------    ---------    ---------

                                       154,325      249,245      403,570
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      163,633      264,278      427,911
  Professional fees                     15,221       24,583       39,804
  Other operating expenses              22,231       35,911       58,142
  Credit for lease losses               (2,657)      (4,292)      (6,949)
                                     ---------    ---------    ---------

                                       198,428      320,480      518,908
                                     ---------    ---------    ---------

Net loss                             $ (44,103)   $ (71,235)   $(115,338)
                                     =========    =========    =========

Net loss - General Partner           $    (441)   $    (712)   $  (1,153)
                                     =========    =========    =========

Net loss - Limited Partners          $ (43,662)   $ (70,523)   $(114,185)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.14)   $   (1.14)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        38,197       61,696
                                     =========    =========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                           Liquidating   Continuing
                               General       Limited       Limited     Total
                              Partner's     Partner's     Partner's   Partner's
                               Equity         Equity        Equity     Equity
                              ---------    -----------   ----------   ----------

Balance, December 31, 2000*   $       --    $  587,326   $  926,267   $1,513,593

  Net income                       4,405       166,759      269,423      440,587
  Allocation of General
    Partner's Equity              (4,405)        1,684        2,721           --
                              ----------    ----------   ----------   ----------

Balance, June 30, 2001        $     --      $  755,769   $1,198,411   $1,954,180
                              ==========    ==========   ==========   ==========


* Balances are net of $48,394 and $87,078 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                   (Unaudited)

                                         Liquidating   Continuing
                                           Limited       Limited
                                          Partners      Partners       Total
                                         -----------   -----------   ----------

Cash flows from operating activities:
  Net income                             $ 168,443     $   272,144    $ 440,587
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets       (242,946)       (392,372)    (635,318)
    Credit for lease losses                 (1,114)         (1,800)      (2,914)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (693)         (1,119)      (1,812)
                                          --------        --------     --------
                                           (76,310)       (123,147)    (199,457)
                                          --------        --------     --------

Cash flows from investing activities:
  Principal collections on leases            1,114           1,800         2,914
  Proceeds from sale of Diverted
    assets                                 294,637         475,856       770,493
                                          --------      ----------     --------
                                           295,751         477,656       773,407
                                          --------      ----------     --------

Net increase in cash and
  cash equivalents                         219,441         354,509       573,950
Cash and cash equivalents:
  Beginning of year                        637,111       1,007,399     1,644,510
                                         ---------      ----------    ----------
  End of second quarter                  $ 856,552      $1,361,908    $2,218,460
                                         =========      ==========    ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)

                                         Liquidating   Continuing
                                           Limited       Limited
                                          Partners      Partners       Total
                                         -----------   -----------   ----------
Cash flows from operating activities:
  Net loss                               $ (44,103)    $ (71,235)    $ (115,338)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Gain on sale of foreclosed
      property                            (131,032)     (211,625)      (342,657)
    Credit for lease losses                 (2,657)       (4,292)        (6,949)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        53            90            143
                                       -----------    -----------    -----------
                                          (177,739)     (287,062)      (464,801)
                                       -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases            2,657          4,292          6,949
  Distribution of Diverted assets           27,693         44,726         72,419
  Proceeds from sale of foreclosed
    property                               413,163        667,285      1,080,448
                                       -----------    -----------    -----------
                                           443,513        716,303      1,159,816
                                       -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (407,771)      (741,941)   (1,149,712)
                                       -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                        (141,997)      (312,700)     (454,697)
Cash and cash equivalents:
  Beginning of year                        837,755      1,415,385      2,253,140
                                       -----------    -----------    -----------
  End of second quarter                  $ 695,758    $ 1,102,685    $ 1,798,443
                                       ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


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

Since August 3, 1993, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed sometime after mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

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

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $635,318 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for $15 million. After payment of sales commissions and other closing costs of $456,654 net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. Additionally, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $770,493 (4.8%) and is included in "Cash and cash equivalents" at June 30, 2001. The Partnership's book value of Diverted Assets was $135,175.

NOTE 4 - LITIGATION:

During May of 2001, Edumund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgement entered against him (approximately $10 million) belongs to him. Attorneys for the Partnership believe that Mr. Lopinski's claims are without merit and will be vigorously defended.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through June 30, 2001. The discussion and analysis of results of operations is for the six month period ended June 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2001, Partnership cash and cash equivalents increased by $574,000. This increase is due to proceeds of $770,000 received from the sale of Southwick office building (see below), partially offset by cash used to pay operating expenses of $200,000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs the net proceeds for all Partnerships totaled approximately $14.5 million. The Partnership's share of net proceeds along with an additional $1.4 million held by DRC Partnership Fund, Inc are included in the Partnership's June 30, 2001 balance sheet as "Cash and cash equivalents". The Partnership's 4.8% share is $770,000.

The Partnership's source of future liquidity will come from its cash-on-hand. After the cost of liquidating the Partnership has been funded, all remaining known liabilities of the Partnership have been satisfied and reserves have been provided for future contingent Partnership liabilities, all remaining cash will be distributed to the Limited Partners. The general partner expects this final distribution to occur sometime in the fourth quarter 2001.

The general partner expects to utilize $263,000 to pay for Partnership liquidation activities. This amount is reflected on the Partnership's June 30, 2001 balance sheet as "Accrued post-dissolution expenses". The liquidation activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to set aside up to $392,000 to provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

Results of Operations

The Partnership had net income of $536,000 and $441,000 for the three and six months ended June 30, 2001. This compares to net income for the three months ended June 30, 2000 of $194,000 and a net loss of $115,000 for the corresponding six month period. The increase in net income for the three month period is primarily attributable to the $635,000 gain on the sale of the Southwick office building recorded in June of 2001 as well as an approximate $50,000 reduction in the general partner's expense reimbursement partially offset by a $343,000 gain on the sale of foreclosed property recorded in April 2000. The increase in net income for the six month period is primarily attributable to the aforementioned gains coupled with an approximate $240,000 reduction in the general partner's expense reimbursement. The decrease in the general partner's expense reimbursement is attributable to cost reductions associated with decreased partnership activities as well as a one time payment, in the first quarter of 2000, of $151,000 for insurance coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the second quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2001.





            DATRONIC EQUIPMENT INCOME FUND XVI, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVI, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVI, L.P.